Form 10-K
period 1996-03-31
SILICON VALLEY RESEARCH INC
filed 1996-06-25
CIK 708367

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended MARCH 31, 1996

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to _________________

COMMISSION FILE NO. 0-13836

                            SILICON VALLEY RESEARCH
                        (NAME OF ISSUER IN ITS CHARTER)

CALIFORNIA                                        94-2743735
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)

300 FERGUSON DRIVE, SUITE 300
MOUNTAIN VIEW, CALIFORNIA                         94043
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   (415) 962-3000

Securities registered under Section 12(b)
of the Act:                                       NONE

Securities registered under Section 12(g)
of the Act:                                       COMMON STOCK, NO PAR VALUE
                                                  (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO ____

  Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of bid and asked prices of the Registrant's Common Stock on June 5, 1996 in the over-the-counter market, was approximately $70,000,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of June 5, 1996, Registrant had approximately 11,339,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the definitive Proxy Statement for registrant's 1996 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of the Form 10-K Report.

    The exhibit index appears on sequentially numbered pages 35 through 36.

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                    PART I

  This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Factors, and elsewhere in this Form 10-K that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

  The Company offers a broad line of integrated placement, routing and floorplanning physical layout software products which enable electronics manufacturers to achieve improved performance and smaller die size in their IC designs. The Company offers products which incorporate its proprietary line probe technology to create denser circuit designs. These products minimize die size, enabling a high performance IC design, and improve manufacturability of the IC, resulting in higher production yield. Further, these products perform at high speed, allowing designers rapid turnaround time for their physical layout tasks, and are highly efficient, requiring less workstation memory to complete the design. SVR has closely linked its IC design floorplanning capabilities to its physical layout tools through common placement and routing algorithms. This enables designers to make placement predictions that closely match the actual placement during the physical layout. The Company's end-user customers include AMD, HAL, Hyundai, Motorola, OKI Semiconductor, Samsung Electronics, Sony and Yamaha.

INDUSTRY BACKGROUND

  Electronics manufacturers face constant pressure to create faster, more complex, and more reliable IC's. To compete effectively, electronics manufacturers must shorten product development cycles, or "time to market" for new products. Electronics manufacturers are also under increasing economic pressure to increase manufacturing yield and reduce die size in order to maximize revenue from semiconductor fabrication facilities. For example, the Semiconductor Industry Association predicts that from 1996 to 2001, minimum feature sizes for semiconductors will drop 49% from 0.35 micron to 0.18 micron and the number of transistors per chip will rise 433% to approximately 64 million transistors. The interconnecting wire within the IC linking those transistors will approach one and a quarter miles on a chip area of 350 square millimeters. As a result of these trends, electronics manufacturers will require EDA software tools that improve the quality and increase the speed of the design process to remain competitive.

  The design cycle for IC's consists of a number of steps: (i) architectural specification, or the definition of the overall architecture of the IC, (ii) design (involving synthesis, functional and timing verification), which describes the desired functionality of the IC, (iii) physical layout, the placement and interconnection (routing) of physical components, and (iv) layout verification which verifies that the physical layout meets the functional specification and manufacturing constraints (design rules). Recent trends in IC design suggest that smaller feature sizes are becoming more commonplace, thereby enabling higher frequency designs. These designs require tighter timing constraints, smaller die size, and lower power requirements while at the same time maintaining manufacturing yield.

  The demands on EDA software tools have been compounded as companies designing and manufacturing IC's are beginning to address the issues raised by "deep submicron" design. Such design work involves feature sizes of 0.5 micron or smaller. At deep submicron geometries, interconnect (wire) delay, rather than gate (transistor) delay, increasingly becomes the factor which determines the operating frequency of the IC. Deep submicron geometries require designers to produce routing with minimal wire lengths and to achieve the smallest possible die size to meet high frequency specifications. In addition, minimizing vias (interconnections between various metal layers inside the IC) and corners in the routing of IC's improves manufacturability, thereby increasing overall yield and reliability. As IC technology advances further into deep submicron geometries, the physical layout task is becoming increasingly difficult to complete within design specifications. As a result, place and route tools such as those offered by SVR are required to address these complex layout issues.

SVR PRODUCTS

  The Company offers a broad line of products for IC physical design. All of SVR's products run on Unix workstations from Sun Microsystems, Inc. and Hewlett Packard Company and support industry standards such as Motif, X-Windows, GDSII Stram format and EDIF. In addition, the Company has ported two of its products to operate on workstations from HAL Computer Systems. SVR offers interfaces to Mentor Graphics' Falcon Framework and Synopsys, Inc.'s synthesis tools. The Company's products have a similar technology foundation and are modular in nature. Each of the products offered by the Company are sold in a range of configurations based on the size and complexity of the design to be developed with the SVR product. The following table summarizes SVR's product families:

                      PRIMARY
 PRODUCT FAMILY     APPLICATION     U.S. LIST PRICE LATEST RELEASE DATE      KEY ADVANTAGES
 --------------     -----------     --------------- -------------------      --------------
 SVR GARDS       ASIC Gate Array       $ 70,000-       March 1996       Timing-driven place &
                                                                        route
                                       $ 460,000                        High density and ECO
                                                                        capability
                                                                        Full chip and block
                                                                        design
                                                                        High speed line probe
                                                                        router
 SVR SC          ASIC Standard Cell    $ 50,000-       December 1995    100% completion
                                       $ 150,000                        Timing-driven placement
                                                                        Full chip and block
                                                                        design
                                                                        Substantial power router
                                                                        Mixed signal capability
                                                                        Channel router
 SVR SonIC       Structured Custom     $180,000-       December 1995    100% completion
                                       $ 460,000                        Timing-driven place and
                                                                        route
                                                                        High density and ECO
                                                                        capability
                                                                        Block design tool
                                                                        Channel placement
                                                                        Line probe router
 SVR FloorPlacer Gate Array            $ 40,000-       March 1996       Direct link to synthesis
                                                                        and timing
                 Floorplanning         $  50,000                        Graphical interface
                                                                        Comprehensive routing
                                                                        and timing analysis

  SVR GARDS: SVR believes that SVR GARDS, using the Company's line probe routing algorithm, provides the fastest turnaround time for an area-based place and route software tool in the EDA industry. In addition, SVR GARDS provides high quality routing results with a minimum of vias, line segments, and total interconnecting wire length. The product handles up to a million gates and has been extended to handle n layers of interconnect. The interactive timing-driven placement subsystem enables designers to improve their placement to handle issues of congestion, timing or net length. The timing-driven routing capabilities of the product allow designers to specify timing constraints on all nets and on all critical paths without affecting run times. SVR GARDS has a built-in simulator for timing analysis and a clock tree synthesis module that minimizes clock delay. SVR GARDS includes a procedural language interface which allows system designers to interface the tool to virtually any design flow. The line probe routing algorithms enable the product to perform incremental ECOs rapidly without disturbing the structure of the routed design outside the region of interest.

  SVR SC: SVR SC is a channel-based router for the automatic place and route of standard cell-based IC's. SVR SC provides two to four layer routing for fixed and variable height and width standard cells. Routing over cells and blocks is supported on all layers. SVR SC provides efficient floorplanning, placement, and routing of standard cells, macro blocks, and mixed block and cell designs. Advanced features such as row flipping and power rail sharing allow designers to create designs with fewer channels and thus reduced die size. Timing-driven placement and routing capabilities are integrated into the product to assist designers in the creation of designs which function according to their specification.

  SVR SONIC: The Company recently introduced SVR SonIC, an IC physical layout software product that provides designers with what the Company believes to be the industry's first integrated solution for channel-based placement combined with area-based line probe routing. The major benefit of this technology combination is the ability to achieve 100% design completion quickly within an area-based tool which facilitates ECO design activities and produces smaller die sizes. SVR SonIC adjusts local channel heights within the IC layout to accommodate congested regions and provides 100% timing control through timing-driven placement and routing capabilities. SVR SonIC respects design rules and physical design constraints to ensure a correct-by-construction design. The product includes modules for netlist translation, library generation, channel adjustment, global routing and constructive placement. SVR SonIC is simple to integrate into design flows because all inputs and outputs are based on industry standards such as EDIF, PDEF, SDF and GDSII.

  SVR FLOORPLACER: SVR FloorPlacer is an interactive floorplanning software product for designers of embedded arrays, gate arrays, and structured custom blocks. By integrating the Company's area-based routing technology, SVR FloorPlacer helps designers obtain an accurate assessment of timing characteristics and routability of their designs early in the design process. SVR FloorPlacer reduces time to market by eliminating costly iterations between synthesis and layout. The software products provide interfaces and links which allow direct back annotation of delays from SVR FloorPlacer products into synthesis and simulation. The graphical user interface provides improved usability and gives the user interactive control over the floorplan while providing comprehensive graphical analysis and feedback. This interface helps users improve routability and the timing attributes of their designs.

MARKETING AND SALES

  The Company's products are marketed principally through its direct sales force in the United States and Japan. The Company has domestic sales/support offices in metropolitan areas of California, Pennsylvania, Massachusetts, Texas and foreign sales offices in Tokyo and Taiwan. The Company also has distributors in Korea, Taiwan and Europe.

  During fiscal 1994, 1995 and 1996, 39%, 51% and 41%, respectively, of the Company's revenue came from the Far East, principally Japan and Korea. Sales of the Company's products in Europe accounted for an additional 4%, 1% and 2% during fiscal 1994, 1995 and 1996, respectively. (See Note 14 of Notes to Consolidated Financial Statements).

  The Company markets its products both domestically and internationally to integrated circuit vendors and manufacturers, large electronic systems manufacturers, and major aerospace, automotive, and consumer electronics companies. One customer accounted for 16% and two customers each accounted for 11% of the Company's consolidated revenue in fiscal 1996. One customer accounted for 12% and two customers each accounted for 10% of the Company's consolidated revenue in fiscal 1995. One customer accounted for 21% of the Company's consolidated revenue in fiscal 1994. Revenue from a shareholder was $400,000 and $43,000 in fiscal 1994 and 1995, respectively.

  The Company licenses its software to customers (except in Japan, where the Company sells its software to customers) under agreements that provide for a license fee or sales price to use the product in perpetuity on a specified computer. License fees for individual products range from approximately $40,000 for the least expensive software to over $460,000 for the most complex software product. License revenue represents the major part of the Company's total revenue.

  The Company provides annual maintenance for a fee, which includes technical support and services such as telephone consultation regarding the use of the products, problem resolution, product enhancements, and distribution. A majority of customers renew their maintenance each year.

PRODUCT DEVELOPMENT

  The EDA market is characterized by rapid technological advances in both computer hardware and software. The Company believes that the development of new products is critical to its success. Engineering efforts in the past year included:

  . Key improvements to routing and placement technology were made and new versions of all products were released. Additionally, engineering efforts were devoted to placement and routing within multilevel metal technology environments and the porting of various products to high-performance computing platforms.

  . Significant efforts were focused on the completion of the Company's SonIC product technology.

  . In fiscal 1994, 1995 and 1996, the Company spent approximately $3,070,000, $2,172,000 and $3,330,000, or as a percentage of revenue
     41%, 26% and 30%, respectively, on engineering, research and development. These amounts are net of costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (See Note 1 of Notes to Consolidated Financial Statements).

MANUFACTURING

  The Company's software production operations consist of configuring the existing software product with the proper customer specifications, recording it on magnetic tapes or other recording media, producing user manuals and other documentation, and shipping the product. Shipments are generally made within 30 days after an order is received.

COMPETITION

  The EDA software market in which the Company competes is intensely competitive and subject to rapid technological change. The Company currently faces competition from EDA vendors, including Cadence, which currently holds the dominant share of the market for IC physical design software, Avant! and Mentor Graphics. These EDA vendors have significantly greater financial, technical and marketing resources, greater name recognition and, in some cases, a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company and can devote substantial resources aimed at preventing the Company from enhancing relationships with existing customers or establishing relationships with potential customers. The Company believes that competitive factors in the EDA software market include product performance, price, support of industry standards, ease of use, delivery schedule, product enhancement, and customer technical support and service. The Company believes that a negative perception of the Company developed in early 1992 as a result of the Company's failure to provide regular maintenance releases and product enhancements for its existing software products during this time period. Further, with respect to ease of use, the Company's products may not be perceived as competing favorably.

  Competition from EDA companies that choose to enter the IC physical design market could present particularly formidable competition due to their large installed customer base and their ability to offer a complete integrated IC design solution, which SVR does not offer. The Company expects additional competition from other established and emerging companies. In addition, the EDA industry has become increasingly concentrated in recent years as a result of consolidations, acquisitions and strategic alliances. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

PROPRIETARY RIGHTS

  The Company relies on contract, trade secret and copyright law to protect its technology. In fiscal 1995, the Company applied for a patent related to a new capability developed by its research and development engineers. There can be no assurance that the Company's patent application or any future patent applications, whether or not challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around any patents owned by the Company. The Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries.

EMPLOYEES

  As of March 31, 1996, the Company employed 60 full-time workers, including 29 in marketing and sales, 22 in engineering and product development and the remainder engaged in administrative activities. Of the 60 full-time employees, 47 were located in the United States, 6 were employed in Taiwan and 7 were employed in Japan. The Company's continued success will depend, in large part, on its ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

  The Company's development, management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. The Company uses incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees. There can be no assurance, however, that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of the Company's key management or technical personnel also could materially and adversely affect the Company. The Company generally does not have employment agreements with its key management personnel or technical employees. The Company's future success is also dependent upon its ability to effectively attract, retain, train, motivate and manage its employees. Failure to do so could have a material adverse effect on the Company's business and operating results.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company's principal administrative, marketing, engineering development, and support facilities occupy approximately 19,600 square feet (3,000 square feet of which is sub-leased to another company) in a two-story office building in Mountain View, California, approximately 40 miles south of San Francisco. The property is occupied under a sublease which has been extended until July 31, 1996. On April 23, 1996, the Company entered into a five year lease that commences on July 1, 1996, for the occupancy of 19,104 square feet located at 6360 San Ignacio, San Jose, California. The Company expects to be moving its headquarters to that facility in July, 1996.

  The Company maintains foreign sales support offices in leased space at one location in Japan and one location in Taiwan. The Company maintains domestic sales support offices in leased space in Boxborough, Massachusetts; Blue Bell, Pennsylvania; and Austin, Texas.

  Management believes that its facilities will be adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

  In December 1994, the Company was named as defendant in an action brought by Mentor Graphics in Santa Clara County Superior Court. The second amended complaint, the operative pleading, alleges unfair competition, breach of contract, breach of implied covenant of good faith and fair dealing and unjust enrichment. The plaintiff is seeking attorneys' fees, unspecified damages and enforcement of the contract. The contract provides for the exchange of source code for specified products of the respective parties and a non-royalty bearing license to incorporate the other party's source code into its products, subject to certain market restrictions. The Company has not incorporated the other party's source code, which is subject to the contract, into its products and has not derived any revenues attributable to the other party's source code. The litigation is in the discovery stage and the ultimate outcome cannot presently be determined. The parties are currently in discussions to resolve this matter but there can be no assurance that there will be any settlement on terms satisfactory to the Company, if at all. Regardless of the outcome of this pending litigation, the litigation may result in substantial cost and expenses to the Company and significant diversion of efforts by the Company's technical and management personnel. In addition, an adverse ruling in this litigation could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders during the Company's fourth quarter.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is currently traded on the Nasdaq National Market under the symbol SVRI. From April 6, 1992 to September 8, 1995, the Company's Common Stock was traded on the NASD Bulletin Board and from September 8, 1995 until February 9, 1996, was traded on the Nasdaq SmallCap Market. The following table sets forth, for the fiscal period indicated, the low and high closing sales prices for the Common Stock as reported by Nasdaq. The closing sales prices prior to September 8, 1995 are calculated using the average of the low ask and high bid prices for each day within the fiscal period. The quotations for the Common Stock traded on the Nasdaq SmallCap Market and the Bulletin Board may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company had approximately 450 shareholders of record and approximately 2,500 beneficial holders as of March 31, 1996.

COMMON STOCK PRICES

FISCAL 1994 QUARTER ENDED                   JUNE 30  SEPT. 30  DEC. 31  MARCH 31
- - -------------------------                   -------  --------  -------  --------
 High......................................    3         2        1 7/8    1 1/4
 Low.......................................    1 5/8     1          1/2      1/2

FISCAL 1995 QUARTER ENDED                   JUNE 30  SEPT. 30  DEC. 31  MARCH 31
- - -------------------------                   -------  --------  -------  --------

 High......................................    1 7/8     3        5        4
 Low.......................................      1/2     1 3/8    2 1/4    2 1/4

FISCAL 1996 QUARTER ENDED                   JUNE 30  SEPT. 30  DEC. 31  MARCH 31
- - -------------------------                   -------  --------  -------  --------

 High......................................    7 1/4    12 1/2    9 1/2    9
 Low.......................................    2 7/8     6        6 3/4    3 5/8

  The Company has not declared or paid dividends on its common stock in fiscal 1994, 1995 and 1996. Certain covenants in the Company's loan agreements restrict the payment of dividends. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. (See Note 5 of Notes to Consolidated Financial Statements.)

ITEM 6. SELECTED FINANCIAL DATA

  The following financial data have been derived from the Company's consolidated financial statements.

                                            FOR THE YEARS ENDED MARCH 31,
                                         --------------------------------------
                                          1992    1993    1994    1995   1996
                                         ------  ------- ------  ------ -------
                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                       AMOUNTS)
                                         --------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue................................. $9,757  $11,022 $7,537  $8,251 $10,947
Operating income (loss).................   (960)   1,411 (3,636)    420     530
Net Income (loss)....................... (1,110)   1,003 (3,892)    211     569
Net income (loss) per share.............  (0.24)    0.20  (0.66)   0.03    0.05
Shares used in per share calculation....  4,593    4,892  5,886   8,353  10,423
BALANCE SHEET DATA:
Working capital (deficit)............... $  910  $ 2,070 $ (298) $    4 $11,848
Total assets............................  5,148    6,582  3,246   5,222  17,092
Long term lease obligations, less
current portion.........................  1,126      373     36     794      38
Shareholders' equity....................    423    2,358    105     982  13,728

SUMMARY QUARTERLY DATA--UNAUDITED

                         JUN. 30 SEP. 30 DEC. 31 MAR. 31 JUN. 30 SEP. 30 DEC. 31 MAR. 31
                          1994    1994    1994    1995    1995    1995    1995    1996
                         ------- ------- ------- ------- ------- ------- ------- -------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Quarter Ended
Revenue................. $1,829  $2,036  $2,124  $2,262  $2,643  $2,496  $2,802  $3,006
Gross profit............  1,732   1,897   1,995   2,113   2,453   2,310   2,625   2,814
Operating income........    102     156      30     132      89      72     169     200
Net income.............. $   47  $  102  $   16  $   46  $   70  $   63  $  151  $  285
Net income per share.... $   --  $ 0.01  $   --  $ 0.01  $ 0.01  $ 0.01  $ 0.01  $ 0.03

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (IN THOUSANDS)

  This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors section of this
Item 7 and elsewhere in this Form 10-K that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

REVENUE

  Total revenue increased from approximately $8,251 in fiscal 1995 to approximately $10,947 in fiscal 1996. Over this period, revenue from license fees and sale of software and other increased by 51% and revenue from maintenance fees increased by approximately 2%. The primary reason for the increase in license fee revenue was additional licensing of the SVR GARDS software as a result of the release of significant product enhancements as well as the introduction of new products, SVR SonIC and SVR Floorplacer. The Company experienced a slight increase in maintenance revenues as a result of the new product releases and enhancements.

  Total revenue increased to approximately $8,251 in fiscal 1995 from approximately $7,537 in fiscal 1994. The 9% increase was due primarily to increased customer acceptance of the Company's product improvements and its integration efforts of GARDS and SC.

  In fiscal 1994, 1995 and 1996 maintenance revenue was $2,808, $3,125 and $3,197, respectively. Maintenance fees revenue as a percentage of total revenue was 37%, 38% and 29% for fiscal 1994, 1995 and 1996, respectively. The increases in absolute dollars in fiscal 1995 and 1996 were due to increased customer satisfaction with the Company's product improvements and the decrease in fiscal 1994 maintenance fees revenue was due to reduced license sales in fiscal 1994 and the failure of some customers to renew maintenance contracts on discontinued products.

  International sales were approximately $3,258, $4,291 and $4,740 for fiscal 1994, 1995 and 1996, respectively, representing 43%, 52%, and 43% of total revenue for the respective periods.

  While the Company has achieved annual revenue growth in each of the last three years, and has attained profitability in the last two consecutive years, there can be no assurance that such revenue growth or profitability can be sustained. The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. If revenue levels are below expectations, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically. There can also be no assurance that the Company's distributor strategy will be successful or that the Company will be able to retain current distributors or to identify new distributors in the future that are acceptable to the Company.

COST OF REVENUE

  For fiscal 1994, 1995 and 1996, cost of license fees and other was $377, $131 and $388, respectively. Cost of license fees and other as a percentage of total revenue was 5%, 2% and 4% for fiscal 1994, 1995 and 1996, respectively. Cost of license fees and other consists primarily of the amortization of capitalized software development costs. The increase from fiscal 1995 to fiscal 1996 was primarily the result of an increase in the amortization of capitalized software development costs. The decrease from fiscal 1994 to fiscal 1995 was primarily due to the accelerated amortization of capitalized software development costs of $126 in fiscal 1994.

  For fiscal 1994, 1995 and 1996, cost of maintenance fees was $391, $383 and $357, respectively. Cost of maintenance fees as a percentage of total revenue was 5%, 5% and 3% for fiscal 1994, 1995 and 1996, respectively. Cost of maintenance fees is primarily the cost of providing technical support and technical documentation.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

  Engineering, research and development expenses for fiscal 1994, 1995 and 1996 were $3,070, $2,172 and $3,330, respectively. As a percentage of revenue for the same periods, engineering, research and development expenses were 41%, 26% and 30%, respectively. The increase in engineering, research and development expenses in fiscal 1996 was primarily due to an increase in headcount in support of the Company's expanded product development program for SVR GARDS and SVR SonIC. The Company also experienced an increase in computer equipment costs related to rental expense for computer equipment leased under operating leases for the new engineering personnel and the depreciation of upgrades to existing computer equipment. The decrease in fiscal 1995 in engineering, research and development expenses was due to increased capitalized software development costs, reduced headcount and continued cost controls.

SELLING AND MARKETING EXPENSES

  Selling and marketing expenses for fiscal 1994, 1995 and 1996 were $5,315, $4,338 and $5,145, respectively. For the last three fiscal years, selling and marketing expenses were 71%, 53% and 47%, of revenue, respectively. In fiscal 1996, selling and marketing expenses increased in absolute dollars primarily due to an increase in sales and marketing personnel and the percentage decrease was primarily due to increased sales productivity. The decrease in absolute dollars in fiscal 1995 was due to a decrease in the number of sales and marketing personnel. The significant percentage increase in fiscal 1994 was primarily due to declining revenues in that period.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses for fiscal 1994, 1995 and 1996 were $870, $807 and $1,197, respectively. For the last three fiscal years, general and administrative expenses were 12%, 10% and 11%, of revenue, respectively. The increase in absolute dollars in fiscal 1996 was the result of additions to the senior management team. In fiscal 1995 and 1994, general and administrative expenses decreased primarily due to a reduction of expenses through reduced head count and cost controls.

RESTRUCTURING COSTS

  During fiscal 1994, the Company undertook a major restructuring of its operations, resulting in an approximately $1,150 charge which reflected its decision to reduce staff levels and close its European offices. The charge included the recognition of foreign currency losses, severance paid to employees and the cost of early termination of the leases for the European operations. (See Note 2 of Notes to Consolidated Financial Statements.)

OTHER INCOME (EXPENSE)

  Other income (expense) for fiscal 1994, 1995 and 1996 was $(49), $(28) and $44, respectively. Other income in fiscal 1996 resulted primarily from net interest income and expense and other expense in fiscal 1995 and 1994 resulted primarily from net interest expense on outstanding indebtedness.

PROVISION FOR INCOME TAXES

  The provision for income taxes for fiscal 1994, 1995 and 1996 was $207, $181 and $5, respectively. The decrease in fiscal 1996 was due to the restructuring of the Japan intercompany agreement and is substantially below the federal statutory rate due to the utilization of net operating losses. The provisions for fiscal 1995 and 1994 consisted primarily of federal alternative minimum tax, state taxes and Japanese withholding taxes.

  As of March 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $11,000 and $1,122, respectively. The Company also had federal and California research and development tax development tax credit carryforwards of approximately $376 and $111, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 1997 through 2011, if not utilized (see Note 12 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations, including increases in accounts receivable and capital equipment acquisitions, primarily through private and public sales of equity securities and to a lesser extent, cash generated from operations. In fiscal 1994, 1995 and 1996, the Company received cash of $1,077, $415 and $12,297, respectively, from public and private placements of Common Stock and the exercise of warrants and options to purchase Common Stock. In addition, in fiscal 1995, the Company received approximately $1,047 from the sale of subordinated debt securities and the sale of a minority interest in the Company's Japanese subsidiary.

  The Company's operating activities provided cash of $796 in fiscal 1995 and used cash of $761 and $1,825 in fiscal 1994 and 1996, respectively.

  Investment activities, comprised primarily of capitalization of software development costs, acquisition of fixed assets and purchase of software licenses, were $767, $832 and $1,124 for fiscal, 1994, 1995 and 1996, respectively.

  The Company's primary unused sources of funds at March 31, 1996, consisted of cash and cash equivalents of approximately $10,238 and a bank line of credit of $2,000. The Company believes its cash and cash generated from operations and available borrowings, will be sufficient to finance its operations for at least the next twelve months. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financing can be obtained on favorable terms, if at all. (See Note 5 of Notes of Consolidated Financial Statements.)

  The Company's open commitments for the purchase of capital assets as of March 31, 1996 were approximately $1,500.

  The Company is currently engaged in litigation with Mentor Graphics. Regardless of the outcome of this pending litigation, the litigation may result in substantial cost and expenses to the Company and significant diversion of efforts by the Company's technical and management personnel. In addition, an adverse ruling in the litigation could have a material adverse effect on the Company's business, operating results or financial condition.

OTHER FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

  DEPENDENCE ON SINGLE PRODUCT LINE. Revenues from sales of the SVR GARDS family of products have historically represented a substantial majority of the Company's revenues. Although the Company has recently introduced its SVR FloorPlacer and SVR SonIC products, the Company expects that revenues from the sale of SVR GARDS products will continue to account for at least a majority of the Company's revenues for the foreseeable future. The life cycles of the Company's products are difficult to predict due to the effect of new product introductions or product enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and competition in the Company's marketplace. Declines in the demand for the SVR GARDS family of products, whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

  NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DEFECTS. The EDA industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex ICs embodying new technologies will require increasingly sophisticated design tools. The Company's future results of operations will depend, in part, upon its ability to enhance its current products and to develop and introduce new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers. The Company has in the past and may in the future experience delays in new product development and product enhancements. The Company began commercial shipments of its new SVR FloorPlacer software products in the quarter ended March 31, 1995, and of its new SVR SonIC software products in the quarter ended June 30, 1995. There can be no assurance that these new products will gain market acceptance or that the Company will be successful in developing and marketing product enhancements or other new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. In addition, all of the Company's current products operate in, and planned future products will operate in, the Unix operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, the Company would be required to port its products to such an operating system, which would be costly and time consuming and could have a material adverse effect on the Company's business, operating results or financial condition. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, the introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products obsolete or unmarketable. Such deferment of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

  Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has, in the past, discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. Although the Company has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could have a material effect upon the Company's business, operating results or financial condition.

  DEPENDENCE ON CERTAIN CUSTOMERS AND RESELLERS. A small number of customers account for a significant percentage of the Company's total revenue. In fiscal 1994, Motorola, Inc. ("Motorola") accounted for 21% of the Company's total revenue; in fiscal 1995, HAL Computer Systems, Inc., a subsidiary of Fujitsu. Ltd ("HAL"), accounted for 12% and Sony Corporation and Yamaha Corporation ("Yamaha") each accounted for 10% of the Company's total revenue; and in fiscal 1996, HAL accounted for 16% and Motorola and Yamaha each accounted for 11% of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company currently sells and markets its products overseas, other than in Japan, through a limited number of distributors. The Company has recently hired new distributors in Taiwan, Korea and Europe. The Company has no history of performance by its new distributors. In addition, there can be no assurance that the new distributors will be able to successfully distribute and support the

Company's products on a timely basis or that such distributors will not reduce their efforts devoted to selling the Company's products or terminate their relationship with the Company as a result of competition with other suppliers' products. The loss of or changes in the relationship with or performance by one or more of the Company's international distributors could have a material adverse effect on the Company's business, results of operations and financial condition.

  LENGTHY SALES CYCLE. The licensing and sales of the Company's software products generally involves a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Because the timing of customer orders is hard to predict, the Company believes that its quarterly operating results are likely to vary significantly in the future.

  DEPENDENCE UPON SEMICONDUCTOR AND ELECTRONICS INDUSTRIES; GENERAL ECONOMIC AND MARKET CONDITIONS. The Company is dependent upon the semiconductor and more generally, the electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with, or in anticipation of declines in general economic conditions during which the number of new IC design projects often decreases. Purchases of new licenses from the Company are largely dependent upon the commencement of new design projects, and factors negatively affecting any of these industries could have a material adverse effect on the Company's business, operating results or financial condition. The Company's business, operating results and financial condition may, in the future, reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in either the semiconductor or electronics industry.

INFLATION

  To date, inflation has not had a significant impact on the results of the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS:

 Report of Independent Accountants......................................... 15

 Report of Previous Independent Accountants................................ 16

 Report of Management...................................................... 17

 Consolidated Balance Sheet as of March 31, 1995 and 1996.................. 18

 Consolidated Statement of Operations for the years ended March 31, 1994,
  1995 and 1996............................................................ 19

 Consolidated Statement of Changes in Shareholders' Equity for the years ended March 31, 1994, 1995 and 1996...................................... 20

 Consolidated Statement of Cash Flows for the years ended March 31, 1994,
 1995 and 1996............................................................. 21

 Notes to Consolidated Financial Statements................................ 22

FINANCIAL STATEMENT SCHEDULE:

 Schedule II--Valuation and Qualifying Accounts............................ 32

  All other financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Shareholders of Silicon Valley Research, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Silicon Valley Research, Inc. and its subsidiaries at March 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

  As discussed in Note 8, the Company is a defendant in a lawsuit alleging unfair competition and breach of contract and seeking attorney's fees, punitive damages and enforcement of the contract. The Company is unable to predict the outcome of the litigation or ultimate effect, if any, on its operations or financial condition.

PRICE WATERHOUSE LLP

San Jose, California
May 14, 1996

                  REPORT OF PREVIOUS INDEPENDENT ACCOUNTANTS

  To the Board of Directors and Shareholders of Silicon Valley Research, Inc.

  We have audited the accompanying consolidated balance sheet of Silicon Valley Research, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the two years in the period ended March 31, 1995 and financial statement schedule for each of the two years in the period ended March 31, 1995 listed on page 13 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Silicon Valley Research, Inc. and subsidiaries as of March 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1995 in conformity with general accepted accounting principles. In addition, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As discussed in Note 8 to the consolidated financial statements, the Company is a defendant in a lawsuit alleging unfair competition and breach of contract and seeking attorneys' fees, punitive damages, and enforcement of the contract. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
May 23, 1995

                             REPORT OF MANAGEMENT

To Our Shareholders:

  The consolidated financial statements have been prepared by the Company, and we are responsible for their content. They are prepared in conformity with generally accepted accounting principles, and in this regard we have undertaken to make informed judgments and estimates, where necessary, of the expected effects of events and transactions. The other financial information in this annual report on Form-K is consistent with that in the consolidated financial statements.

  The Company maintains and depends upon a system of internal accounting controls designed to provide reasonable assurance that our assets are safeguarded, that transactions are executed in accordance with management's intent and the law, and that the accounting records fairly and accurately reflect the transactions of the Company.

  The Company engaged Price Waterhouse LLP as independent accountants to provide an objective, independent audit of our consolidated financial statements.

  The Board of Directors oversees the Company's consolidated financial statements through its Audit Committee, which is composed of members of the Board of Directors. The Committee meets whenever necessary to monitor and review, with management and the independent accountants, the Company's consolidated financial statements and accounting controls. The independent accountants have access to the Audit Committee, without management present, to discuss internal accounting controls, auditing, and financial reporting matters.

                                          /s/ Robert R. Anderson
                                          -------------------------------------
                                          Robert R. Anderson
                                          Chairman of the Board

                                          /s/ Glenn E. Abood
                                          -------------------------------------
                                          Glenn E. Abood
                                          President and Chief Executive
                                           Officer

Mountain View, California
June 18, 1996

                            SILICON VALLEY RESEARCH

                           CONSOLIDATED BALANCE SHEET

                                                                  MARCH 31,
                                                               ----------------
                                                                1995     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
                            ASSETS
                            ------
CURRENT ASSETS
Cash and cash equivalents..................................... $ 1,248  $10,238
Accounts receivable, net of allowances of
 $50 in 1995 and $25 in 1996..................................   2,036    4,650
Prepaid expenses and other current assets.....................     166      286
                                                               -------  -------
                                                                 3,450   15,174
Fixed assets, net.............................................   1,067      537
Other assets, net.............................................     705    1,381
                                                               -------  -------
                                                               $ 5,222  $17,092
                                                               =======  =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES
Notes payable................................................. $   300  $   --
Accounts payable..............................................     130      321
Accrued expenses..............................................   1,497    1,329
Deferred maintenance revenue..................................   1,477    1,537
Current portion of long-term debt.............................      42      139
                                                               -------  -------
                                                                 3,446    3,326
Long-term debt................................................     794       38
                                                               -------  -------
                                                                 4,240    3,364
                                                               -------  -------
Commitments and contingencies (Note 8)........................
SHAREHOLDERS' EQUITY
Preferred stock, no par value: authorized:
 1,000 shares issued and outstanding: none                         --       --
Common stock, no par value:
 authorized: 25,000 shares issued and outstanding:
 7,715 shares in 1995 and 11,308 shares in 1996...............  18,874   31,171
Accumulated deficit........................................... (17,992) (17,423)
Cumulative translation adjustment.............................     100      (20)
                                                               -------  -------
                                                                   982   13,728
                                                               -------  -------
                                                               $ 5,222  $17,092
                                                               =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            SILICON VALLEY RESEARCH

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       YEARS ENDED MARCH 31,
                                                       ------------------------
                                                        1994     1995    1996
                                                       -------  ------  -------
                                                       (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
REVENUE
License fees and other................................ $ 4,729  $5,126  $ 7,750
Maintenance fees......................................   2,808   3,125    3,197
                                                       -------  ------  -------
    Total revenue.....................................   7,537   8,251   10,947
                                                       -------  ------  -------
COST OF REVENUE
License fees and other................................     377     131      388
Maintenance fees......................................     391     383      357
                                                       -------  ------  -------
Total cost of revenue.................................     768     514      745
                                                       -------  ------  -------
Gross profit..........................................   6,769   7,737   10,202
                                                       -------  ------  -------
OPERATING EXPENSES
Engineering, research and development.................   3,070   2,172    3,330
Selling and marketing.................................   5,315   4,338    5,145
General and administrative............................     870     807    1,197
Restructuring costs (Note 2)..........................   1,150     --       --
                                                       -------  ------  -------
    Total operating expenses..........................  10,405   7,317    9,672
                                                       -------  ------  -------
Operating income (loss)...............................  (3,636)    420      530
                                                       -------  ------  -------
OTHER INCOME (EXPENSE)
Interest income.......................................      40      11      102
Interest expense......................................    (115)    (89)     (98)
Other, net............................................      26      50       40
                                                       -------  ------  -------
    Total other income (expense)......................     (49)    (28)      44
                                                       -------  ------  -------
Income (loss) before provision for income taxes.......  (3,685)    392      574
Provision for income taxes............................     207     181        5
                                                       -------  ------  -------
NET INCOME (LOSS)..................................... $(3,892) $  211  $   569
                                                       -------  ------  -------
Net income (loss) per share........................... $ (0.66) $ 0.03  $  0.05
                                                       =======  ======  =======
Shares used in per share calculations.................   5,886   8,353   10,423
                                                       =======  ======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            SILICON VALLEY RESEARCH

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                  COMMON STOCK
                                 --------------
                                                            CUMULATIVE
                                                ACCUMULATED TRANSLATION
                                 SHARES AMOUNT    DEFICIT   ADJUSTMENTS  TOTAL
                                 ------ ------- ----------- ----------- -------
                                                 (IN THOUSANDS)
BALANCES, MARCH 31, 1993.......   5,451 $17,110  $(14,311)     $(441)   $ 2,358
Common stock issued under stock
 option and stock purchase
 plans.........................      57      73                              73
Common stock issued under
 purchase agreement, net of
 issuance costs................   2,025   1,004                           1,004
Write off of foreign currency
 exchange loss due to
 subsidiary closure............
Foreign currency translation
 adjustment....................                                  611        611
Net loss.......................                                  (49)       (49)
                                                   (3,892)               (3,892)
                                 ------ -------  --------      -----    -------
BALANCES, MARCH 31, 1994.......   7,533  18,187   (18,203)       121        105
Common stock issued under stock
 option and stock purchase
 plans.........................     182     307                             307
Sale of 3% of Japanese
 subsidiary, net of minority
 interest and issuance costs...             272                             272
Proceeds from issuance of
 warrants for common stock.....              77                              77
Warrants for common stock
 issued in conjunction with
 debt and severance agreements.              31                              31
Foreign currency translation
 adjustment....................                                  (21)       (21)
Net income.....................                       211                   211
                                 ------ -------  --------      -----    -------
BALANCES, MARCH 31, 1995.......   7,715  18,874   (17,992)       100        982
Common stock issued under stock
 option and stock purchase
 plans.........................     259     528                             528
Proceeds from issuance of
 common stock, net of issuance
 costs.........................   3,172  11,583                          11,583
Common stock issued on exercise
 of warrants...................     162     186                             186
Foreign currency translation
 adjustment....................                                 (120)      (120)
Net income.....................                       569                   569
                                 ------ -------  --------      -----    -------
BALANCES, MARCH 31, 1996.......  11,308 $31,171  $(17,423)     $ (20)   $13,728
                                 ====== =======  ========      =====    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            SILICON VALLEY RESEARCH

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      YEARS ENDED MARCH 31,
                                                      ------------------------
                                                       1994     1995    1996
                                                      -------  ------  -------
                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................  $(3,892) $  211  $   569
Adjustments to reconcile net income (loss) to net
cash provided by (used in)  operating activities:
  Depreciation and amortization:
    Fixed assets....................................      111     110      394
    Software development costs......................      301      66      315
    Software licenses...............................      570      83      152
  Foreign exchange loss on subsidiary closure.......      611     --       --
  Changes in assets and liabilities, net :
    Accounts receivable.............................    2,140    (513)  (3,145)
    Accounts receivable from related party..........      400     --       --
    Prepaid expenses and other current assets.......       (7)     43     (326)
    Accounts payable................................        7      (2)     202
    Accrued expenses................................     (584)    193     (130)
    Deferred maintenance revenue....................     (418)    585      182
    Other, net......................................      --       20      (38)
                                                      -------  ------  -------
Net cash provided by (used in) operating activities.     (761)    796   (1,825)
                                                      -------  ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets.........................     (177)   (288)    (452)
Capitalization of software development costs and
purchase of software licenses.......................     (590)   (544)    (672)
                                                      -------  ------  -------
Net cash used in investing activities...............     (767)   (832)  (1,124)
                                                      -------  ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt and other
liabilities.........................................     (574) (1,393)  (1,393)
Proceeds from sale/leaseback........................      --      --       843
Proceeds from sale of minority interest in
subsidiary..........................................      --      250      --
Proceeds from subordinated debt offering............      --      775      --
Proceeds from capitalized lease.....................      200     --       --
Proceeds from issuance of common stock..............    1,077     307   12,111
Proceeds from issuance of warrants..................      --       77      186
Net proceeds from notes payable.....................      189     777      175
                                                      -------  ------  -------
Net cash provided by financing activities...........      892     793   11,922
                                                      -------  ------  -------
Effect of exchange rate changes on cash.............     (181)    (32)      17
                                                      -------  ------  -------
Net increase (decrease) in cash and cash
equivalents.........................................     (817)    725    8,990
Cash and cash equivalents at beginning of year......    1,340     523    1,248
                                                      -------  ------  -------
Cash and cash equivalents at end of year............  $   523  $1,248  $10,238
                                                      =======  ======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            SILICON VALLEY RESEARCH

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (in thousands)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

  The Company designs, develops, and markets a series of advanced computer-aided design software products for use by electronic engineers in the design and engineering of integrated circuits and operates in one industry segment.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

INVESTMENT IN SUBSIDIARIES AND BASIS OF PRESENTATION

  The financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. (See Note 2 for discussion of closure of European subsidiaries.) The Company has reclassified the presentation of certain prior year information to conform with the current year presentation.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents in the statements of cash flows and balance sheets include cash on hand and investments with original or remaining maturities at the date of purchase of 90 days or less.

CONCENTRATION OF CREDIT RISK

  The composition of the Company's accounts receivable with respect to the semiconductor industry is characterized by generally short collection terms. Generally, the Company does not require collateral, allowances for potential credit losses are maintained and such losses have been within management's expectations. At March 31, 1995 and 1996, three and four different customers comprised 48% and 59%, respectively, of the Company's accounts receivable. At March 31, 1995, one Korean customer comprised 22% of accounts receivable and at March 31, 1996, two Japanese customers comprised 13% and 11%, respectively.

  The Company places its cash with highly rated financial institutions and limits the amount of credit exposure with any one financial institution.

REVENUE RECOGNITION

  Revenues are comprised of license fees for the Company's software products (except in Japan where revenues are comprised of sales of the Company's software products) and fees for services complementing its products, including annual maintenance and support, training and consulting.

  Revenue from licenses is generally recognized when a customer purchase order has been received, a license agreement has been executed, the software has shipped, remaining obligations are insignificant, and collection of the resulting account receivable is probable. Provisions for insignificant vendor obligations are recorded at the time products are shipped.

                            SILICON VALLEY RESEARCH

  Software maintenance revenue, including maintenance revenue bundled with the initial product license revenue, is deferred and recognized ratably over the maintenance period. The maintenance revenue bundled with the initial product license revenue is unbundled based on prices for which maintenance is sold separately to customers. Training and consulting revenues are recognized as these services are performed.

ENGINEERING, RESEARCH AND DEVELOPMENT COSTS

  Engineering, research and development costs are principally comprised of research and development expenditures in connection with new products, improvements to existing products, maintenance, and documentation, all of which are charged to expense as incurred.

  The Company capitalizes software development costs incurred after establishing technological feasibility of the product (using the working model concept method) until the product is available for general release.

  Capitalized software development costs are amortized and included in cost of license fees and other revenues using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight-line basis over the expected economic life of the product, generally estimated to be 30 months.

PROPERTY AND EQUIPMENT

  Property and equipment is recorded at cost. Equipment acquired under capital lease obligations is recorded at the lower of fair market value or the present value of the future minimum lease payments at the inception of the lease. Depreciation of fixed assets is computed on the straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Capitalized leases are generally amortized over the shorter of the life of the lease or the life of the asset. Software licenses are generally amortized on the straight-line basis over 30 or 60 months.

NET INCOME (LOSS) PER SHARE

  The number of shares used in computing net income (loss) per share is calculated using the weighted average number of common and common equivalent shares (to the extent such shares had a dilutive effect) outstanding for each period. There is no significant difference between primary and fully-diluted net income per share.

FOREIGN CURRENCY TRANSLATION

  The functional currency of the Company's foreign subsidiaries is the local currency. The assets and liabilities, capital accounts, and revenue and expense accounts of the Company's foreign subsidiaries have been translated using the exchange rates at the balance sheet date, historical exchange rates, and the weighted average exchange rates for the period, respectively.

  The net effect of the translation of the accounts of the Company's subsidiaries has been included in shareholders' equity as cumulative translation adjustments. Gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in results of operations as incurred.

                            SILICON VALLEY RESEARCH

FOREIGN EXCHANGE CONTRACTS

  Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. Intercompany payments for Company products are made in U.S. dollars. In order to reduce the risk of loss due to changes in exchange rates between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible. Gains and losses resulting from these contracts which to date have been insignificant are recorded in general and administrative expense as the Company does not have any firm commitments to third parties related to the Company's intercompany foreign currency transactions. Foreign exchange contracts had notational amounts outstanding of $389 and $281 at March 31, 1995 and 1996, respectively. The foreign exchange contracts, which generally have maturities that do not exceed six months, are contracts for delayed delivery of securities at a purchase date and at a specified price. Risks arise equal to the notational amount of the contracts from the possible inability of counter parties to meet the terms of these contracts and from movements in security values. The other parties to these contracts consist of a limited number of major financial institutions. The Company does not expect any significant losses as a result of default by other parties. The cash requirements under these foreign exchange contracts are not significant.

INCOME TAXES

  Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

NOTE 2 RESTRUCTURING COSTS

  During the year ended March 31, 1994, the Company restructured its operations and consequently, recorded a $1,150 charge in 1994 operating results to reflect its decision to reduce staff levels and close certain offices. This also includes the write-off of the cumulative foreign currency losses recorded in the equity section due to the closure of the European offices. The restructuring costs are comprised of the following:

      Cumulative foreign currency loss.................................. $  611
      European facility closure costs...................................    284
      European payroll and payroll related severance costs..............    201
      Other.............................................................     54
                                                                         ------
                                                                         $1,150
                                                                         ======

  At March 31, 1995, the accrual related to facility closure, severance and other costs had been paid in amounts approximating those set forth above.

NOTE 3 FIXED ASSETS

                                                                   MARCH 31,
                                                                 --------------
                                                                  1995    1996
                                                                 ------  ------
      Fixed assets comprise:
      Computer equipment........................................ $2,158  $1,805
      Office equipment..........................................    242     324
                                                                 ------  ------
                                                                  2,400   2,129
      Less accumulated depreciation and amortization............ (1,333) (1,592)
                                                                 ------  ------
                                                                 $1,067  $  537
                                                                 ======  ======

                            SILICON VALLEY RESEARCH

  Fixed assets acquired under capital leases included above are as follows:

      Computer equipment............................................ $247  $506
      Less accumulated amortization................................. (210) (350)
                                                                     ----  ----
                                                                     $ 37  $156
                                                                     ====  ====

NOTE 4 OTHER ASSETS

                                                                   MARCH 31,
                                                                  -------------
                                                                  1995    1996
                                                                  -----  ------
      Other assets comprise:
      Software development costs................................. $ 487  $1,133
      Software licenses..........................................   891   1,211
                                                                  -----  ------
                                                                  1,378   2,344
      Less accumulated amortization..............................  (862) (1,330)
                                                                  -----  ------
                                                                    516   1,014
      Loan to officer............................................   --      100
      Other......................................................   189     267
                                                                  -----  ------
                                                                  $ 705  $1,381
                                                                  =====  ======

  Software development costs capitalized during 1994, 1995 and 1996 were $30, $487, and $646, respectively. Accumulated amortization includes the write-off of capitalized software of $126 and the write-off of purchased software of $332 in fiscal 1994. Loan to officer consists of a 3 year forgiveable loan to the President and Chief Executive Officer to help defray moving expenses. The loan accrues interest at 5.9% each year. Other consists primarily of deposits on facilities and equipment leases.

NOTE 5 NOTES PAYABLE

  The Company has a $2,000 line of credit with a bank. The line bears interest at prime plus 1 percent. The line of credit is collateralized by substantially all of the accounts receivable of the Company. The terms of the credit agreement require minimum amounts of net worth, maximum ratios of indebtedness to net worth and minimum quarterly after tax profits. This agreement also restricts the Company's ability to pay any cash dividends to its shareholders and expires on September 15, 1996. Amounts outstanding at March 31, 1995, and 1996, were $300 and $0, respectively.

NOTE 6 ACCRUED EXPENSES

                                                                   MARCH 31,
                                                                 --------------
                                                                  1995    1996
                                                                 ------- ------
      Accrued expenses comprise:
      Accrued payroll and related costs......................... $   723 $  650
      Taxes payable.............................................     384    324
      Other.....................................................     390    355
                                                                 ------- ------
                                                                 $ 1,497 $1,329
                                                                 ======= ======

  Other consists of accruals related to expenses incurred in the normal course of business, such as professional fees, utilities, and travel and sales expenses.

                            SILICON VALLEY RESEARCH

NOTE 7 LONG--TERM DEBT

                                                                    MARCH 31,
                                                                    -----------
                                                                    1995   1996
                                                                    -----  ----
      Long-term debt comprise:
      Capitalized lease obligations................................ $  61  $177
      Subordinated debt............................................   775   --
                                                                    -----  ----
                                                                      836   177
      Less current portion.........................................   (42) (139)
                                                                    -----  ----
                                                                    $ 794  $ 38
                                                                    =====  ====

  The subordinated debt, which was issued in September, 1994, under an agreement with certain investors, required quarterly payments of interest at 7 1/2%, and was subordinated to all indebtedness of the Company to banks, insurance companies, factors or other lending or financial institutions regularly engaged in the business of lending money. The subordinated debt was paid in full in February, 1996. One of the lenders was a 5% shareholder and two were directors of the Company. The lenders also purchased warrants for $52 in cash entitling them to purchase 258 shares of unregistered Common Stock of the Company at a price of $1.50 per share at any time prior to September 1, 1999 (see Note 10).

  The aggregate principal payments of long-term debt and minimum lease payments under capitalized lease obligations for the next two fiscal years ending March 31 are as follows:

      1996............................................................... $ 154
      1997...............................................................    39
                                                                          -----
                                                                            193
      Less amounts representing interest.................................   (16)
                                                                          -----
                                                                          $ 177
                                                                          =====

NOTE 8 COMMITMENTS AND CONTINGENCIES

  The Company leases its current headquarters in the United States through July 31, 1996, and sales offices in the United States, Taiwan and Japan under operating leases expiring at various dates, including renewal options, through 1999. In addition, the Company leases certain computer and office equipment under operating leases expiring at various dates through 1996. In November, 1995, the Company signed a sale and leaseback agreement relating to computer equipment. The Company received cash of $843 under this transaction and in return the Company is obligated to make lease payments for 42 months. On April 23, 1996, the Company entered into a five year lease that commences on July 1, 1996 for the occupancy of approximately 20,000 square feet in San Jose, California, that will serve as its headquarters. Non-cancelable rental payments over the term of leases exceeding one year, including the lease of the Company's new headquarters, are as follows:

      1997.............................................................. $   726
      1998..............................................................     791
      1999..............................................................     594
      2000..............................................................     297
      2001..............................................................     282
      Thereafter........................................................      71
                                                                         -------
                                                                         $ 2,761
                                                                         =======

                            SILICON VALLEY RESEARCH

  The Company is generally responsible for its pro rata share of taxes, maintenance and insurance on the facilities. Rental expense aggregated $1,198, $999 and $1,041 in 1994, 1995 and 1996, respectively.

  The Company is subject to various types of litigation during its normal course of business. In December, 1994, the Company was named as defendant in an action brought by a competitor in the Santa Clara County Superior Court alleging unfair competition and breach of contract. The second amended complaint, the operative pleading, alleges unfair competition, breach of contract, breach of implied covenant of good faith and fair dealing, and unjust enrichment. The plaintiff is seeking attorneys' fees, damages, and enforcement of the contract. The litigation is in the discovery stage and the ultimate outcome cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

NOTE 9 SAVINGS AND INVESTMENT PLAN

  The Company has the Silicon Valley Research Savings and Investment Plan and Trust ("the Plan"), qualified under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides for tax-deferred automatic salary deductions and alternative investment options. Employees are eligible to participate after completion of 60 days of employment. Participants may apply for loans from their accounts.

  The Plan permits Company contributions determined annually by the Board of Directors. Contributions authorized, if any, will not exceed amounts allowed by Internal Revenue Code Section 404. Allocation of employer contributions to participant's accounts is determined by the Board of Directors at the time of contribution. The Company contributed $10 and $22 to the Plan during 1995 and 1996, respectively. There were no Company contributions to the Plan during 1994. Administrative costs paid by the Company were insignificant during 1994, 1995 and 1996.

NOTE 10 CAPITAL STOCK

PREFERRED STOCK

  The Company's Board of Directors has the authority to issue up to 1,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the Company's shareholders.

STOCK SPLIT

  On September 6, 1995, the shareholders of the Company approved a one for two reverse stock split of the Company's common stock, which became effective on January 25, 1996. All references to number of shares and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

PRIVATE PLACEMENT

  In February, 1993, the Company entered into a Stock Purchase Agreement with a limited group of accredited investors. Under the terms of the Agreement, the Company sold 700 newly issued, unregistered shares of the Company's common stock in exchange for $1,050 in cash (cost of issuance amounted to $39). Three officers and directors participated in the offering. Anytime after August 1, 1993, holders may request the Company to effect a registration and one holder participated in the February, 1996 public offering.

  In January, 1994, the Company entered into a Stock Purchase Agreement with a limited group of accredited investors. Under the terms of the Agreement, the Company sold 2,025 newly issued, unregistered shares of the Company's common stock in exchange for $1,012 in cash (cost of issuance amounted to $8). Three directors participated in the offering. Anytime after August 1, 1994, holders may request the Company to effect a registration and one holder participated in the February, 1996 public offering.

                            SILICON VALLEY RESEARCH

  On June 6, 1995, the Company entered into a Stock Purchase Agreement with a limited group of existing and new accredited investors. One of the investors is a 5% shareholder. Under the terms of the Agreement, the Company sold 1,172 newly issued, unregistered shares of the Company's common stock in exchange for $2,860 in cash (cost of issuance amounted to approximately $25). No officers or directors participated in the offering. Anytime after August 31, 1995, holders may request the Company to effect a registration and to date no qualifying requests have been made.

PUBLIC OFFERING

  On February 13, 1996, the Company closed on a public offering selling 2,000 shares of common stock for $9,400 (cost of issuance amounted to approximately $652). Two shareholders also sold 2,408 shares of common stock in this offering.

STOCK OPTIONS

  At March 31, 1996, the Company has reserved 1,529 shares of common stock for issuance under its employee stock option plan and Directors Stock Option Plan. This includes an increase of 550 shares approved by the shareholders of the Company on September 6, 1995.

  Options are granted under the employee stock option plan by an Option Committee designated by the Board of Directors at an exercise price equal to the fair market value as of the date of the grant and generally vest over three to four years after one year from the date of the grant.

  On May 14, 1990, the Company adopted the Directors Stock Option Plan reserving 75 shares of common stock for issuance under the plan and in September, 1995 increased the shares of common stock reserved for issuance to
125. Options are granted automatically on the effective date of the Plan to existing Board of Director members or upon initial election or appointment of a member of the Board of Directors for up to 15 shares of the Company's common stock, and thereafter annually for up to 1.5 shares of the Company's common stock at an exercise price equal to the fair market value, as determined by the closing trading price on the grant date. The options generally vest in equal monthly installments over three to four years after one year from the date of the grant.

  The table below summarizes the Company's stock option activity under its stock option plans:

                                                          OUTSTANDING OPTIONS
                                                        ------------------------
                                                        SHARES  PRICE PER SHARE
                                                        ------  ----------------
      Balance March 31, 1993..........................    654   $1.2500 -$3.5000
      Options granted.................................    586   $0.8750 -$2.8740
      Options exercised...............................     (1)          -$1.8126
      Options terminated..............................   (556)  $1.0000 -$2.8740
                                                        -----
      Balance March 31, 1994..........................    683   $0.8750 -$3.5000
      Options granted.................................    742   $1.1250 -$4.1876
      Options exercised...............................   (145)  $0.8750 -$2.7500
      Options terminated..............................   (310)  $1.0000 -$3.5000
                                                        -----
      Balance March 31, 1995..........................    970   $0.8750 -$4.1876
      Options granted.................................    879   $3.1250 -$8.8750
      Options exercised...............................   (196)  $0.8750 -$3.0000
      Options terminated..............................   (402)  $0.8750 -$6.1876
                                                        -----
      Balance March 31, 1996..........................  1,251   $0.8750 -$8.8750
                                                        =====

                            SILICON VALLEY RESEARCH

  At March 31, 1996, options to purchase 169 shares of common stock were vested, and 278 shares of common stock were available for future grant.

EMPLOYEE STOCK PURCHASE PLAN

  The 1993 Employee Stock Purchase Plan, under which 350 shares of common stock have been reserved for issuance, allows substantially all employees to subscribe to shares of common stock during participation periods set by the Board of Directors at a purchase price which is the lower of 85% of the fair market value at the beginning or the end of each period. There were 56, 37 and 63 shares of common stock issued under the plan in 1994, 1995 and 1996, respectively, leaving a balance of 194 shares available for issuance at March 31, 1996.

WARRANTS

  The following warrants to purchase shares of the Company's common stock are outstanding and fully vested at March 31, 1996:

      EXPIRING DURING
        THE FISCAL                         NUMBER OF COMMON
        YEAR ENDING      EXERCISE PRICE  SHARES UNDER WARRANTS
      ---------------   ---------------- ---------------------
             03/31/97   $0.5000--$1.2400           58
             03/31/98   $1.1250--$3.3130          153
             03/31/99            $0.8750          125
             03/31/00   $1.1250--$1.5000          418
                                                  ---
                                                  754
                                                  ===

  During the fiscal year ended March 31, 1996, warrants were exercised for 150 shares of the Company's common stock at a price of $1.24 per share for cash of $186 and 12 shares of the Company's common stock at a price of $0.50 in a net exercise, cashless transaction.

  In January, 1994, the Chairman of the Board purchased the warrants that expire in fiscal 1999.

NOTE 11 SALE OF SHARES IN SUBSIDIARY

  On December 27, 1994, the Company sold 3% (60 shares) of the common stock of its Japanese subsidiary to certain independent investors for $272, net of costs. Under the terms of the sales agreement, the Company must complete an initial public offering of its subsidiary's common stock in Japan by March 31, 2001 or exchange the investors' shares for common shares of the Company having a fair market value equal to the cost of the shares held by investors plus 5% interest for each year held. The Company has recorded, in shareholder's equity, its proportionate increase in the equity of its Japanese subsidiary.

NOTE 12 INCOME TAXES

  The provision for income taxes consists of the following:

                                                        YEARS ENDED MARCH 31,
                                                        ------------------------
                                                         1994    1995     1996
                                                        ------- -------- -------
      CURRENT:
      Federal.......................................... $   --  $    --  $    3
      State............................................       1        3      2
      Foreign (net of benefit of net operating loss
       carryforward of $225 in 1995)...................     206      178    --
                                                        ------- -------- ------
        Total provision................................ $   207 $    181 $    5
                                                        ======= ======== ======

                            SILICON VALLEY RESEARCH

  Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting. The net deferred tax assets consists of the following:

                                                       YEARS ENDED MARCH 31,
                                                       ---------------------
                                                          1995        1996
                                                       ----------  ----------
      Allowances and accruals not currently
      deductible...................................... $      284  $      246
      Net operating losses............................      4,310       3,809
                                                       ----------  ----------
          Total deferred tax assets...................      4,594       4,055
      Less the Valuation allowance....................     (4,594)     (4,055)
                                                       ----------  ----------
          Net deferred tax asset                       $      --   $      --
                                                       ==========  ==========

  The Company has provided a valuation allowance on the deferred tax assets to reduce the assets to the amount expected to be realized.

  At March 31, 1996, the Company had available federal and state tax net operating loss carryforwards of $11,000 and $1,122 , respectively. The federal and state tax net operating loss carryforwards expire from 2002 to 2010 and 1997 to 2000, respectively. For federal purposes, the Company has federal and state research and development credit carryforwards of $376 and $111, respectively, expiring from 1997 through 2011. These credits may be available to offset future taxes.

  A reconciliation between the provision for income taxes computed at the statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

                                                            YEARS ENDED MARCH
                                                                   31,
                                                            -------------------
                                                             1994    1995  1996
                                                            -------  ----  ----
      Provision (benefit) at U.S. statutory rate........... $(1,790) $ 91  $195
      Tax losses not currently benefited...................   1,790   --    --
      Tax effect resulting from foreign activity...........     206   178   --
      State taxes, net of federal tax benefit..............       1     3     2
      Utilization of net operating loss carryforward.......     --    (91) (192)
                                                            -------  ----  ----
          Tax provision.................................... $   207  $181  $  5
                                                            =======  ====  ====

NOTE 13 SUPPLEMENTAL CASH FLOW INFORMATION

                                                         YEARS ENDED MARCH 31,
                                                        -----------------------
                                                         1994    1995    1996
                                                        ------- ------- -------
      Cash paid during the period for:
      Interest......................................... $   115 $    89 $    98
      Income taxes..................................... $   333 $   242 $    10
      Noncash investing and financing activities:
      Warrants for Common Stock........................ $   --  $    31 $   --
      Capital lease obligations to finance computer
      equipment and software licenses.................. $   --  $    34 $   259
      Exchange of software to acquire computer
      equipment........................................ $   --  $   739 $   294

  In March, 1995, the Company exchanged software with a customer in return for computer equipment. The recorded cost of the computer equipment of $739 represented approximately the fair market value of that asset. The fair value of the software exchanged for the computer equipment was approximately $789, which resulted in cash receipts of approximately $50 in conjunction with the transfer.

                            SILICON VALLEY RESEARCH

  In June, 1995, the Company exchanged software held for sale with a customer in return for source code and recorded purchased software of $294 and license and maintenance fee revenues of $262 and $32, respectively. The recorded cost of the software of $294 represents approximately the fair market value of the asset.

NOTE 14 BUSINESS SEGMENTS

  The Company's products are principally distributed and serviced through its own marketing and service organization. Operations are conducted in the United States, Europe and Japan. The following table summarizes the United States, European and Japanese operations of the Company:

                                                       ADJUSTMENTS
                             UNITED                        AND
                             STATES   EUROPE  JAPAN   ELIMINATION'S CONSOLIDATED
                             -------  ------  ------  ------------- ------------
YEAR ENDED MARCH 31, 1994
Sales to unaffiliated
customers................... $ 4,860  $ 333   $2,344     $   --       $ 7,537
Transfer between geographic
regions.....................   1,690    --       --       (1,690)         --
                             -------  -----   ------     -------      -------
Total sales................. $ 6,550  $ 333   $2,344     $(1,690)     $ 7,537
                             =======  =====   ======     =======      =======
Operating income (loss)..... $(2,089) $(885)  $ (662)    $   --       $(3,636)
                             =======  =====   ======     =======      =======
Identifiable assets......... $ 1,421  $ --    $1,825     $   --       $ 3,246
                             =======  =====   ======     =======      =======
YEAR ENDED MARCH 31, 1995
Sales to unaffiliated
customers................... $ 5,030  $  75   $3,146     $   --       $ 8,251
Transfer between geographic
regions.....................   1,394    --       --       (1,394)         --
                             -------  -----   ------     -------      -------
Total sales................. $ 6,424  $  75   $3,146     $(1,394)     $ 8,251
                             =======  =====   ======     =======      =======
Operating income (loss)..... $   279  $ (38)  $  179     $   --       $   420
                             =======  =====   ======     =======      =======
Identifiable assets......... $ 2,875  $ --    $2,347     $   --       $ 5,222
                             =======  =====   ======     =======      =======
YEAR ENDED MARCH 31, 1996
Sales to unaffiliated
customers................... $ 7,116  $ 253   $3,578     $   --       $10,947
Transfer between geographic
regions.....................   1,686    --       --       (1,686)         --
                             -------  -----   ------     -------      -------
Total sales................. $ 8,802  $ 253   $3,578     $(1,686)     $10,947
                             =======  =====   ======     =======      =======
Operating income (loss)..... $    74  $ 248   $  208     $   --       $   530
                             =======  =====   ======     =======      =======
Identifiable assets......... $15,354  $ --    $1,738     $   --       $17,092
                             =======  =====   ======     =======      =======

  Included in total United States revenue are export sales of $581, $1,070 and $909 for 1994, 1995 and 1996, respectively, principally to the Far East. Total consolidated revenue outside of the United States was $3,258, $4,291 and $4,740 in 1994, 1995 and 1996, respectively.

  One customer accounted for 16% and two customers each accounted for 11% of the Company's consolidated revenue in fiscal 1996. One customer accounted for 12% and two customers each accounted for 10% of the Company's consolidated revenue in fiscal 1995. One customer accounted for 21% of consolidated revenue in fiscal 1994. Revenue from one product accounted for 69% of the Company's consolidated revenue in fiscal 1996. Revenue from a shareholder was $400 and $43 in fiscal 1994 and 1995, respectively.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                          BALANCE AT                           WRITE-OFF
                         BEGINNING OF PROVISION DOUBTFUL   OF UNCOLLECTIBLE   BALANCE AT
                             YEAR     ACCOUNTS RECEIVABLE ACCOUNTS RECEIVABLE END OF YEAR
                         ------------ ------------------- ------------------- -----------
Accounts receivable--
 allowances
 for doubtful accounts
Year ended March 31,
1994....................     $53             $--                 $  3             $50
Year ended March 31,
1995....................      50              --                  --               50
Year ended March 31,
1996....................     $50             $200                $225             $25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company's Board of Directors approved a change in the Company's independent accountants for the fiscal year ending March 31, 1996, from Coopers & Lybrand L.L.P. to Price Waterhouse LLP on March 29, 1996. This change was based on the recommendation of the Audit Committee of the Board of Directors. The former accountants neither resigned nor declined to stand for reelection. Form 8-K was filed with the Securities and Exchange Commission on April 4, 1996.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE SECTION 16(a) OF THE EXCHANGE ACT

  The following sets forth certain information regarding the executive officers of the Registrant:

  Executive officers serve at the discretion of the Board of Directors of the Registrant.

  Robert R. Anderson (age 58) became Chairman of SVR in January 1994 and was Chief Executive Officer from April 1994 until July 1995 and was Chief Financial Officer from September 1994 to February 1996. Mr. Anderson co-founded KLA Instruments Corporation ("KLA"), a supplier of equipment for semiconductor companies, in 1975. He served as Vice-Chairman of the Board of KLA from November 1991 to March 1994 and served as Chairman of the Board of KLA from May 1985 to November 1991. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of KLA for nine years. Mr. Anderson currently serves as director of Applied Science & Technology Inc., a supplier of systems components for the semiconductor industry, and Tegal Corporation, a designer and manufacturer of etch systems.

  Glenn E. Abood (age 35) joined SVR in May 1995 and was named President, Chief Executive Officer and a director in July 1995. Mr. Abood was employed by Zycad Corp., an electronic design automation company ("Zycad"), from July 1984 to July 1995 with his most recent positions as Vice President and General Manager of Zycad's New Jersey operations. Mr. Abood has over twelve years in the electronic design automation industry and has held positions in engineering, sales, marketing and management. Mr. Abood received an MSEE from Worcester Polytechnic Institute.

  Cheryl S. Billings (age 47) joined SVR as Corporate Controller in September 1992 and was named Chief Accounting Officer in October 1992. Mrs. Billings is a CPA and CMA, with over 16 years experience in industry and public accounting. Prior to joining SVR, she was with Cisco Systems Inc., a manufacturer of local area network and wide area network interconnect devices, as Manager, General Accounting from June 1990 to November 1991 and with the accounting firm of Price Waterhouse from August 1986 to November 1989. She is currently a regent for the Institute of Certified Management Accountants. Mrs. Billings received a BS in accounting from San Jose State University.

  Stephen J. Burdoin (age 48) joined SVR as Vice President of Finance in November 1995 and has been Chief Financial Officer since February 1996. Mr. Burdoin is a member of the California State Bar and has practiced law for ten years prior to joining SVR. Prior to that, Mr. Burdoin had 15 years experience in industry accounting. Most recently, he was General Counsel for Nady Systems, Inc., a manufacturer of electronic equipment, from April 1995 to November 1995 and Associate Attorney with The Law Offices of Hagai Horowitz from October 1994 to March 1995 and The Law Offices of Patrick E. Catalano from January 1993 to September 1994. Prior to that, he was Staff Counsel for Nationwide Mutual Insurance Company from July 1990 to December 1992. Prior to practicing law, Mr. Burdoin held various accounting positions including Controller, General Accounting Manager and Supervisor of Financial Reporting for various companies, including Advanced Micro Devices, Inc., a manufacturer of microprocessors and integrated circuits. Mr. Burdoin received a BS from California State University, Hayward, an MBA from Golden Gate University, and a JD from Santa Clara University.

  Dr. Teng-Sheng Moh (age 37) joined SVR as Senior Technologist in June 1994, was named Director of Engineering in June 1995 and was named Vice President of Engineering in November 1995. Dr. Moh has over 11 years of experience in EDA research and development. Prior to joining SVR, he was with Cadence, a developer of electronic design automation software, from July 1990 to June 1994. Prior to that, he received a Ph.D. in Computer Science at the University of California at Davis.

  Arthur E. B. Monk (age 50) joined SVR as Vice President of Marketing in July 1994, was named Vice President of Corporate Development in February 1995, and was named Vice President of Marketing and Corporate Development in April 1996. He was a consultant from June 1986 to July 1994 with Art Monk & Associates, helping companies commercialize technology. Prior to that, Mr. Monk held senior marketing and management positions at ROLM Corporation and Hewlett-Packard Company ("Hewlett-Packard") in the telecommunications and computer industries. His education includes an MS in Biophysics from the University of Manitoba and an MBA in Marketing and Finance from the University of Alberta.

  Randall L. Smith (age 37) joined SVR as Vice President of Marketing in February 1995 and was named as Vice President of Product Marketing in April 1996. He was Sales Manager at Silicon Architects from June 1994 to January 1995 and an employee of Cadence from April 1990 to April 1994, most recently as Director of Partnership from January 1993 to April 1994. In addition, Mr. Smith has held consulting roles with AT & T Corp. and International Business Machines Corp. He has over 16 years experience in the EDA industry. He received a BSEE from Cornell University and an MBA from Santa Clara University.

  Minoru Takagi (age 50) is Vice President of SVR and President and General Manager of SVR-KK in Japan. He has been an employee of the Company since the mid 1980s. He began his career in the electronics industry in 1968 and has worked for Burroughs Computer, Fairchild, and Megatest Corp., a manufacturer of automatic test systems for the integrated circuit industry, in Japan.

  Ching-Chy Wang (age 42) joined SVR in June 1994 as Principal Technologist and was named Vice President of the Company and President of SVR-Taiwan in February 1996. Dr. Wang was an employee, and Member of Consulting Staff, of Cadence, a developer of electronic design automation software, between 1991 to 1994. He was Manager of Design Languages Group with ExperTest, a software company involved in automatic transparent generation, between 1989 to 1991. Dr. Wang received a BS in Control Engineering and Computer Science from National Chiao-Tung University, an MS in Computer Science from the University of Utah, and a Ph.D. in Computer Science from the University of Pittsburgh.

  Craig M. Wentzel (age 42) joined SVR as Vice President of Eastern Area Sales in December 1995. Mr. Wentzel was Sales Director at Zycad from July 1992 to December 1995. Prior to that, he was Sales Manager at Valid Logic Systems and Cadence from September 1989 to July 1992. Mr. Wentzel previously worked for Tektronix, Inc., a strategic business development for new instrument products for the U. S. Department of Defense customer base. Mr. Wentzel has over 16 years of sales and management experience with 10 years experience with EDA companies. He received a BSET from Trenton State College and an MS in Biomedical Engineering from Rutgers University.

  The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1996 for the information required by Item 10 with respect to the Company's directors and the information required by Item 405 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

  The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1996 for the information required by Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, before, July 29, 1996 for the information required by Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1996 for the information required by Item 13.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 10-K

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 (a)(1)  The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement
         Schedules on page 14 of this Report.
 (a)(2)  The financial statement schedule filed as part of this Report at Item
         8 is listed in the index to Financial Statements and Financial
         Statement Schedules on page 14 of this Report.
 (a)(3)  The following exhibits are filed with this Annual Report on Form 10-K:
 3.01    Registrant's Articles of Incorporation as amended to date
         (incorporated by reference to Exhibit 3.01 of Registrant's
         Registration Statement on Form S-1 (File No. 2-89943) filed March 14,
         1984, as amended (the "1984 Registration Statement")).
 3.02    Registrant's bylaws, as amended to date (incorporated by reference to
         Exhibit 4.01 of the 1984 Registration Statement).
 10.01*  Registrant's 1990 Directors Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated July 10,
         1990).
 10.02   Stock Purchase Agreement dated May 16, 1991 between the Registrant and
         Intergraph Corporation (incorporated by reference to Exhibit 4.01 of
         Registrant's Report on Form 8-K dated June 7, 1991).
 10.03*  Registrant's 1988 Stock Option Plan, as amended to date, including the stock option grant form and the stock option exercise notice and agreement (incorporated by reference to Exhibit 10.15 of Registrant's
         Annual Report on Form10-KSB for the fiscal year ended March 31, 1993).
 10.04   Warrant Agreement dated March 31, 1992 between the Registrant and
         Intergraph Corporation (incorporated by reference to Exhibit 10.18 of
         Registrant's Annual Report on Form10-KSB for the fiscal year ended
         March 31, 1993).
 10.05*  Registrant's 1993 Employee Stock Purchase Plan, as amended to date
         (incorporated by reference to Exhibit 10.20 of Registrant's Annual
         Report on Form 10-KSB for the fiscal year ended March 31, 1993).
 10.06   Stock Purchase Agreement dated February 12, 1993 between the
         Registrant and several investors (incorporated by reference to Exhibit
         4.01 of Registrant's current report on Form 8-K filed on April 15,
         1993).
 10.07   Stock Purchase Agreement dated January 19,1994 between the Registrant and several investors (incorporated by reference to Exhibit 4.01 of
         Registrant's current report on Form 8-K filed on February 4, 1994).
 10.08   Warrant Agreement dated March 22, 1994 between the Registrant and
         Prutech Research and Development Partnership II (incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-
         KSB for the fiscal year ended March 31, 1994).
 10.09   Subordination debt agreement dated September 15, 1994 between the registrant and several investors (incorporated by reference to Exhibit
         4.01 of Registrant's current report on Form 8-K filed on November 4,
         1994).
 10.10*  Employment Agreement dated October 31, 1995 between the Registrant and
         Glenn E. Abood (incorporated by reference to Exhibit 10.10 of
         Registrant's Registration Statement on Form S-2 filed December 6,
         1995).

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.11   Stock Purchase Agreement dated June 6, 1995 between the Registrant and several investors (incorporated by reference to Exhibit 10.10 of the
         Registrant's Annual Report on Form 10-KSB for the fiscal year ended
         March 31, 1995).
 10.12   Security and Loan Agreement dated September 15, 1995 by and among
         Imperial Bank and the Registrant (incorporated by reference to Exhibit
         10.12 of the Registrant's Registration Statement on Form SB-2 filed
         December 6, 1995).
 10.13   Master Equipment Lease Agreement dated November 9, 1995 by and between
         Financing for Science International, Inc. and the Registrant
         (incorporated by reference to Exhibit 10.13 of the Registrant's
         Registration Statement on Form SB-2 filed December 6, 1995).
 21.01   Subsidiaries of the Registrant
 23.01   Consent of Price Waterhouse LLP
 23.02   Consent of Coopers & Lybrand L.L.P.
 27.00   Financial Data Schedule

- - --------
*Management Contract or Compensatory Plan or Arrangement

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SILICON VALLEY RESEARCH
                                          (Registrant)
                                          Officer
                                          By:    /s/ Glenn E. Abood
                                             ----------------------------------
                                                      GLENN E. ABOOD,
                                                 PRESIDENT AND CHIEF EXECUTIVE
                                                  OFFICER

Date: June 18, 1996

  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURES                        TITLE                 DATE

       /s/ Robert R. Anderson          Chairman and             June 18, 1996
- - -------------------------------------   Director
         ROBERT R. ANDERSON

         /s/ Glenn E. Abood            President, Chief         June 18, 1996
- - -------------------------------------   Executive Officer
           GLENN E. ABOOD               and Director

       /s/ Stephen J. Burdoin          Vice President,          June 18, 1996
- - -------------------------------------   Chief Financial
         STEPHEN J. BURDOIN             Officer and
                                        Secretary

       /s/ Cheryl S. Billings          Corporate Controller     June 18, 1996
- - -------------------------------------   and Chief
         CHERYL S. BILLINGS             Accounting Officer

          /s/ Roy L. Rogers            Director                 June 18, 1996
- - -------------------------------------
            ROY L. ROGERS

        /s/ Dr. Thomas Sherby          Director                 June 18, 1996
- - -------------------------------------
          DR. THOMAS SHERBY

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears above constitutes and appoints Glenn E. Abood his true and lawful attorney-in-facts and agents with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.