Form 10-Q
period 1996-06-30
SILICON VALLEY RESEARCH INC
filed 1996-08-14
CIK 708367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X       Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
- -----     Exchange Act of 1934
                For the quarterly period ended June 30, 1996 or


          Transition  report  pursuant to Section 13 or 15(d) of the  Securities
- -----     Exchange Act of 1934
                For the transition period from ________to________


Commission File No. 0-13836


                          SILICON VALLEY RESEARCH, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                           94-2743735
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


6360 San Ignacio Avenue San Jose, CA                            95119-1231
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (408) 361-0333
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


              300 Ferguson Drive    Mountain View,      CA 94043
- --------------------------------------------------------------------------------
               (Former name,former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES X          NO___
                                 ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Common Shares Outstanding at June 30, 1996: 11,399,000

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Pages
                                                                           -----
Part I.      FINANCIAL INFORMATION

             Item 1.      Financial Statements

             Consolidated Balance Sheets -
                March 31, 1996 and June 30, 1996                               3

             Consolidated Statements of Operations -
                Three Months Ended June 30, 1995 and 1996                      4

             Consolidated Condensed Statements of Cash Flows -
                Three Months Ended June 30, 1995 and 1996                      5

             Notes to Consolidated Financial Statements                        6

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                         7-9

Part II.     OTHER INFORMATION                                             10-11

             Item 1       Legal Proceedings
             Item 2       Changes in Securities
             Item 3       Defaults Upon Senior Securities
             Item 4       Submission of Matters to a Vote of
                          Securities Holders
             Item 5       Other Information
             Item 6       Exhibits and Reports on Form 8-K

             Signature                                                        12

Exhibit 27.  Financial Data Schedule                                          13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

Assets                                          March 31, 1996     June 30, 1996
- ------                                          --------------     -------------
                                                                    (Unaudited)
Current Assets:
Cash and cash equivalents                         $ 10,238            $  8,209
Accounts receivable                                  4,650               3,808
Prepaid expenses and other current assets              286                 813
                                                  --------            --------
                                                    15,174              12,830

Fixed assets, net                                      537                 594

Other assets, net                                    1,381               4,238
                                                  --------            --------
                                                  $ 17,092            $ 17,662
                                                  ========            ========

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable                                  $    321            $    779
Accrued expenses                                     1,329               1,065
Deferred revenue                                     1,537               1,512
Current portion of long-term debt                      139                 141
                                                  --------            --------
                                                     3,326               3,497

Long-term debt                                          38                   1
                                                  --------            --------

                                                     3,364               3,498
                                                  --------            --------

Shareholders' Equity:
Preferred stock, no par value:
     Authorized: 1,000 shares
     Issued and outstanding: none                     --                  --
Common stock, no par value:
     Authorized: 25,000 shares
     Issued and outstanding:  11,308 shares
         at March 31, 1996 and 11,399 shares
            at June 30, 1996                        31,171              31,300
Accumulated deficit                                (17,423)            (17,104)
Cumulative translation adjustment                      (20)                (32)
                                                  --------            --------
                                                    13,728              14,164
                                                  --------            --------

                                                  $ 17,092            $ 17,662
                                                  ========            ========

   The accompanying notes are an integral part of these financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                      Three Months Ended
                                                           June 30,
                                                     1995             1996
                                                   --------         --------
Revenue:
License fees and other                             $  1,879         $  2,458
Maintenance fees                                        764              653
                                                   --------         --------
     Total revenue                                    2,643            3,111
                                                   --------         --------

Cost of revenue:
Cost of license fees and other                           66              119
Cost of maintenance fees                                124               99
                                                   --------         --------
     Total cost of revenue                              190              218
                                                   --------         --------

Gross profit                                          2,453            2,893
                                                   --------         --------

Operating expenses:
Engineering, research and development                   814              668
Selling and marketing                                 1,360            1,568
General and administrative                              190              408
                                                   --------         --------
     Total operating expenses                         2,364            2,644
                                                   --------         --------

Operating income                                         89              249
                                                   --------         --------

Other income (expense):
Interest income                                           6              112
Interest expense                                        (28)              (8)
Other, net                                                3                1
                                                   --------         --------
     Total other income (expense)                       (19)             105
                                                   --------         --------

Income before provision for
  income taxes                                           70              354

Provision for income taxes                             --                 35
                                                   --------         --------

Net income                                         $     70         $    319
                                                   ========         ========

Net income per share                               $   0.01         $   0.03
                                                   ========         ========

Shares used in per share calculation                  9,401           12,536
                                                   ========         ========

   The accompanying notes are an integral part of these financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                        Three Months Ended
                                                             June 30,
                                                      1995              1996
                                                    ---------         --------

Cash Flows from Operating Activities:
Net income                                           $     70         $    319
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
         Depreciation and amortization                    163              256
Changes in assets and liabilities, net:
         Accounts receivable                           (1,171)             790
         Prepaid expenses and other current assets        (47)            (530)
         Accounts payable                                  61              460
         Accrued expenses                                (149)            (259)
         Deferred maintenance revenue                     (33)              (6)
         Other, net                                         9           (1,284)
                                                     --------         --------
Net cash used in operating activities                  (1,097)            (254)
                                                     --------         --------

Cash Flows from Investing Activities:
Acquisition of fixed assets                              (182)            (137)
Capitalization of software development costs and
         purchase of software licenses                   (526)          (1,758)
                                                     --------         --------
Net cash used in investing activities                    (708)          (1,895)
                                                     --------         --------

Cash Flows from Financing Activities:
Principal payments of long-term debt and
    other liabilities                                    (327)             (34)
Proceeds from recourse receivables                        184                0
Proceeds from issuance of common stock                  2,966              129
                                                     --------         --------
Net cash provided by financing activities               2,823               95
                                                     --------         --------

Effect of exchange rate changes on cash                    35               25
                                                     --------         --------

Net increase (decrease) in cash and
    cash equivalents                                    1,053           (2,029)
Cash and cash equivalents at beginning
    of quarter                                          1,248           10,238
                                                     --------         --------

Cash and cash equivalents at end
    of quarter                                       $  2,301         $  8,209
                                                     ========         ========

   The accompanying notes are an integral part of these financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1996 - Unaudited
                                 (In thousands)

Note 1: The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for Interim financial statements. Therefore, they do not include all the disclosures which were presented in the Company's annual report on Form 10-K. These financial statements should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest annual report on Form 10-K.

In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period. The results of operations presented are not necessarily indicative of the results to be expected for the full year or for any other period.

Note 2:       Statement of Cash Flows Information             Three Months Ended
                                                                   June 30,
                                                              1995          1996
                                                              ----          ----
Supplemental Cash Flow Information:
              Cash paid during the period for
                 Interest                                      $17          $ 8
                 Income taxes                                  $10          $13

Note 3:    Other Assets
                                                   March 31,            June 30,
Other assets comprise:                               1996                 1996
                                                    -------              -------

Software development costs                          $ 1,133             $ 1,360
Software licenses                                     1,211               2,742
                                                    -------             -------
                                                      2,344               4,102
Less accumulated amortization                        (1,330)             (1,506)
                                                    -------             -------
                                                      1,014               2,596
Loan to officer                                         100                 100
Prepaid royalties                                      --                 1,250
Other                                                   267                 292
                                                    -------             -------
                                                    $ 1,381             $ 4,238
                                                    =======             =======

The Company has acquired the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company will co-market with Bell Labs' existing distributors. The Company has guaranteed future payments as follows: $500 in fiscal 1997, $1,250 in fiscal 1998, and $1,000 in fiscal 1999.

Note  4:        Litigation


The Company is subject to certain types of litigation during its normal course of business. In December, 1994, the Company was named as defendant in an action brought by a competitor in the Santa Clara County Superior Court alleging unfair competition and breach of contract. The second amended complaint, the operative pleading, alleges unfair competition, breach of contract, breach of implied covenant of good faith and fair dealing, and unjust enrichment. The plaintiff is seeking attorneys' fees and damages, and enforcement of the contract. The litigation is in the discovery stage and the ultimate outcome cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors section of this Item 2 and elsewhere in this Form 10-Q that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

REVENUE
Revenue for the first quarter of fiscal year 1997, which ended June 30, 1996, increased to $3,111 from $2,643 in the first quarter a year ago. The 18% increase is due to an increase in license fees income. The primary reason for the increase in license fee revenue was additional licensing of the SVR SonIC software as a result of the release of significant product enhancements.

There were two customers whose total sales for the quarter exceeded 10 percent of total sales for the quarter and one of the customers purchased $1,000 in licenses. International sales, primarily Japan and the Far East accounted for 31% of total revenue this quarter compared to 64% in the first quarter a year ago.

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

COST OF LICENSE FEES AND OTHER REVENUE
Cost of sales for the first quarter of fiscal year 1997 was $119, compared to $66 in the first quarter of fiscal 1996. Cost of sales is primarily the amortization of software development costs capitalized in fiscal 1996.

COST OF MAINTENANCE FEES REVENUE
Cost of sales of maintenance for the first quarter of fiscal year 1997 was $99 compared to $124 in the first quarter of fiscal 1996. Cost of maintenance fees revenue is primarily the cost of providing technical support and technical documentation.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
Engineering, research and development expenses for the first quarter of fiscal year 1997, were $668 compared to $814 in the first quarter a year ago. Comparing the first quarter of fiscal 1997 and the first quarter of fiscal 1996, engineering, research and develpment expenses were 21% and 31% of revenue, respectively. The decrease in engineering, research and development expenses is due to capitalized software development costs and a temporary reduction in head-count in the United States with increases in Taiwan at lower salary and expense rates. The company continues to strengthen its engineering capabilities with increased staffing and increased emphasis on development of new technology.

SELLING & MARKETING EXPENSES
Selling and marketing expenses for the first quarter of fiscal year 1997 increased to $1,568 from $1,360 in the first quarter a year ago. In the first quarter of fiscal 1997 and the first quarter of fiscal 1996, selling and marketing expenses were 50% and 51% of revenue, respectively. The dollar increase is due to the addition of sales and marketing personnel.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased to $408 for the first quarter of fiscal year 1997, from $190 in the first quarter a year ago. In the first quarter of fiscal 1997 and the first quarter of fiscal 1996, selling, general and administrative expenses were 13%, and 7% of revenue, respectively. The increase is the result of increases to the senior management team and relocation expenses.

OTHER INCOME (EXPENSE)
Other income (expense) increased to $105 from $(19) comparing the first quarter of fiscal year 1997 to the first quarter of fiscal 1996. Other expenses are primarily interest income and expense and the increase is due to investing the proceeds received in the secondary offering.

INCOME TAXES
The Company's effective tax rate for the first quarter of fiscal 1997 is approximately 10%.

FINANCIAL CONDITION
The Company's primary unused sources of funds at June 30, 1996, consisted of cash and cash equivalents of approximately $8,209 and a bank line of credit of $2,000. The Company believes its cash and cash generated from operations and available borrowings will be sufficient to finance its operations for at least the next twelve months. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financing can be obtained at favorable terms, if at all.

The Company's open commitments for the purchase of capital assets as of June 30, 1996 were approximately $100.

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

OTHER FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS
Revenues from sales of the SVR GARDS family of products have historically represented a substantial majority of the Company's revenues. Although the Company has recently introduced its SVR FloorPlacer and SVR SonIC products, the Company expects that revenues from the sale of SVR GARDS products will continue to account for at least a majority of the Company's revenues for the foreseeable future. The life cycles of the Company's products are difficult to predict due to the effect of new product introductions or product enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and competition in the Company's marketplace. Declines in the demand for the SVR GARDS family of products, whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

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

A small number of customers account for a significant percentage of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company currently sells and markets its products overseas, other than in Japan, through a limited number of distributors. The Company has recently hired new distributors in Taiwan, Korea, Europe and Singapore. The Company has no history of performance by its new distributors. In addition, there can be no assurance that the new distributors will be able to successfully distribute and support the Company's products on a timely basis or that such distributors will not reduce their efforts devoted to selling the Company's products or terminate their relationship with the Company as a result of competition with other suppliers' products. The loss of or changes in the relationship with or performance by one or more of the Company's international distributors could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company is dependent upon the semiconductor and more generally, the electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with, or in anticipation of declines in general economic conditions during which the number of new IC design projects often decreases. Purchases of new licenses from the Company are largely dependent upon the commencement of new design projects, and factors negatively affecting any of these industries could have a material adverse effect on the Company's business, operating results or financial condition. The Company has experienced some order delays as the semiconductor industry is experiencing a slowdown. The Company's business, operating results and financial condition may, in the future, reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in either the semiconductor or electronics industry.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings:

                  Not Applicable

Item 2.           Changes in Securities:

                  Not Applicable

Item 3.           Defaults Upon Senior Securities:

                  Not Applicable

Item 4.           Submission of Matters to a Vote of
                  Securities Holders:

                  Not Applicable

Item 5.           Other Information:

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K:

                  (A)                          Exhibits:
Exhibit
Number   Description of Exhibit
- ------   ----------------------
(a)(1) The financial statements filed as part of this Report at Item 1 are listed in the Index to Financial Statements and Financial Statement Schedules on page 2 of this Report.

(a)(2)   The following  exhibits are filed with  this  Quarterly  Report on Form
         10-Q:

3.01 Registrant's Articles of Incorporation as amended to date (incorporated by reference to Exhibit 3.01 of Registrant's Registration Statement on Form S-1 ( File No. 2-89943) filed March 14, 1984, as amended (the "1984 Registration Statement")).

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

10.04 Warrant Agreement dated March 31, 1992 between the Registrant and Intergraph Corporation (incorporated by reference to Exhibit 10.18 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993).

10.05* Registrant's 1993 Employee Stock Purchase Plan, as amended to date (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993).

*Management Contract or Compensatory Plan or Arrangement

Exhibit
Number        Description of Exhibit
- -------       ----------------------
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

10.08 Warrant Agreement dated March 22, 1994 between the Registrant and Prutech Research and Development Partnership II (incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994).

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

27.00    Financial Data Schedule

         *Management Contract or Compensatory Plan or Arrangement

                  (B)     Reports on Form 8-K:

                          None

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SILICON VALLEY RESEARCH





Date:       August 14, 1996                          /s/ Cheryl S. Billings
            ---------------                          ----------------------
                                                     Cheryl S. Billings
                                                     Vice President, Finance and
                                                     Chief Financial Officer