Form 10-Q
period 1996-09-30
SILICON VALLEY RESEARCH INC
filed 1996-11-13
CIK 708367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

 X          Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
----        Exchange Act of 1934
                For the  quarterly  period ended  September  30, 1996 or
----        Transition  report pursuant to Section 13 or 15(d) of the Securities
            Exchange   Act   of   1934
                For the transition period from ________to________


Commission File No. 0-13836


                          SILICON VALLEY RESEARCH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                           94-2743735
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)


 6360 San Ignacio Avenue  San Jose, CA                        95119-1231
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (408) 361-0333
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X               NO
                             -----                -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Common Shares Outstanding at September 30, 1996: 11,441,892


            This report, containing all exhibits, contains 13 pages.
                        The exhibit index is on page 11.


                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                            Pages
Part I.           FINANCIAL INFORMATION

                  Item 1.      Financial Statements

                  Consolidated Balance Sheets -
                     March 31, 1996 and September 30, 1996                                                      3

                  Consolidated Statements of Operations -
                     Three and Six  Months Ended September 30, 1995 and 1996                                    4

                  Consolidated Condensed Statements of Cash Flows -
                     Three and Six Months Ended September 30, 1995 and 1996                                     5

                  Notes to Consolidated Financial Statements                                                    6

                  Item 2.      Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations                                                                    7-10

Part II.          OTHER INFORMATION                                                                         10-11

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


                                  Page 2 of 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

Assets                                         March 31, 1996 September 30, 1996
------                                         -------------- ------------------
                                                                  (Unaudited)
Current Assets:
Cash and cash equivalents                         $ 10,238         $  6,073
Accounts receivable, net of allowances of
            $25 and $137, respectively               4,650            4,829
Prepaid expenses and other current assets              286              704
                                                  --------         --------
                                                    15,174           11,606

Fixed assets, net                                      537              764
Other assets, net                                    1,381            5,133
                                                  --------         --------
                                                  $ 17,092         $ 17,503
                                                  ========         ========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
Accounts payable                                  $    321         $    464
Accrued expenses                                     1,329            1,599
Deferred revenue                                     1,537            3,369
Current portion of long-term debt                      139              210
                                                  --------         --------
                                                     3,326            5,642

Long-term debt                                          38               19
                                                  --------         --------

                                                     3,364            5,661
                                                  --------         --------

Shareholders' Equity:
Preferred stock, no par value:
     Authorized: 1,000 shares
     Issued and outstanding: none                     --               --
Common stock, no par value:
     Authorized: 25,000 shares
     Issued and outstanding:  11,308 shares
         at March 31, 1996 and 11,442 shares
         at September 30, 1996                      31,171           31,413
Accumulated deficit                                (17,423)         (19,536)
Cumulative translation adjustment                      (20)             (35)
                                                  --------         --------
                                                    13,728           11,842
                                                  --------         --------

                                                  $ 17,092         $ 17,503
                                                  ========         ========

        The accompanying notes are an integral part of these consolidated financial statements.



                                       SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Operations
                                                         (Unaudited)
                                            (In thousands, except per share data)

                                                          Three Months Ended               Six  Months Ended
                                                              September 30,                    September 30,
                                                           1995         1996               1995         1996
                                                        ----------   ---------           --------      --------
Revenue:
License fees and other                                    $ 1,629      $   399           $  3,508      $ 2,857
Maintenance fees                                              867          761              1,631        1,414
                                                          -------      -------           --------      -------
         Total revenue                                      2,496        1,160              5,139        4,271
                                                          -------      -------           --------      -------

Cost of revenue:
Cost of license fees and other                                 88          215                154          334
Cost of maintenance fees                                       98          137                222          236
                                                          -------      -------           --------      -------
         Total cost of revenue                                186          352                376          570
                                                          -------      -------           --------      -------

Gross margin                                                2,310          808              4,763        3,701
                                                          -------      -------           --------      -------

Operating expenses:
Engineering, research and development                         820          844              1,634        1,512
Selling and marketing                                       1,224        1,781              2,584        3,349
General and administrative                                    194          695                384        1,103
                                                          -------      -------           --------      -------
         Total operating expenses                           2,238        3,320              4,602        5,964
                                                          -------      -------           --------      -------

Operating income(loss)                                         72       (2,512)               161       (2,263)
                                                          -------      -------           --------      -------

Other income (expense):
    Interest income                                            15           87                 21          199
    Interest expense                                          (18)          (8)               (46)         (16)
    Other, net                                                 (6)           1                 (3)           2
                                                          -------      -------           ---------     -------
         Total other income (expense)                          (9)          80                (28)         185
                                                          -------      -------           ---------     -------

Income(loss) before provision for
    income taxes                                               63       (2,432)               133       (2,078)

Provision for income taxes                                     --           --                 --           35
                                                          -------      -------           ---------     -------

Net income(loss)                                          $    63      $(2,432)          $    133      $(2,113)
                                                          =======      =======           ========      =======


Net income(loss) per share                                $  0.01      $ (0.20)          $   0.01      $ (0.17)
                                                          =======      =======           ========       ======


Shares used in per share calculation                       10,527       12,271             10,055       12,406
                                                          =======      =======           ========       ======

                                  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                             Six Months Ended
                                                               September 30,
                                                            1995         1996
                                                          --------     --------
Cash Flows from Operating Activities:
Net income (loss)                                         $    133     $ (2,113)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
         Depreciation and amortization                         391          679
Changes in assets and liabilities:
         Accounts receivable                                (1,092)        (245)
         Prepaid expenses and other current assets            (114)        (420)
         Accounts payable                                      142          145
         Accrued expenses                                     (411)         277
         Deferred revenue                                     (151)       1,853
         Other, net                                             (5)      (2,164)
                                                          --------     --------

Net cash used in operating activities                       (1,107)      (1,988)
                                                          --------     --------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                   (310)        (283)
Software production costs and software licenses               (413)      (2,102)
                                                          --------     --------

Net cash used in investing activities                         (723)      (2,385)
                                                          --------     --------

Cash Flows from Financing Activities:
Principal payments of long-term debt and
    other liabilities                                         (332)         (68)
Proceeds from issuance of common stock                       3,352          242
                                                          --------     --------

Net cash provided by financing activities                    3,020          174
                                                          --------     --------

Effect of exchange rate changes on cash                       --             34
                                                          --------     --------

Net increase (decrease)  in cash and
    cash equivalents                                         1,190       (4,165)
Cash and cash equivalents at beginning
    of  period                                               1,248       10,238
                                                          --------     --------

Cash and cash equivalents at end
    of period                                             $  2,438     $  6,073
                                                          ========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 - Unaudited
                                 (In thousands)

Note 1: The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all the disclosures which were presented in the Company's annual report on Form 10-K. These financial statements do not include all disclosures required by generally accepted accounting principles and accordingly, should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest annual report on Form 10-K.

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

Note 2:       Statement of Cash Flows Information           Six  Months Ended
                                                              September  30,
                                                             1995        1996
                                                           -------      -------
Supplemental Cash Flow Information:
              Cash paid during the period for:
                 Interest                                  $    46      $    16
                 Income taxes                              $    --      $    13

Note 3:         Other Assets                             March 31, September 30,
Other assets comprise:                                      1996         1996
                                                           -------      -------

Software development costs                                 $ 1,133      $ 1,697
Software licenses                                            1,211        2,744
                                                           -------      -------
                                                             2,344        4,441
Less accumulated amortization                               (1,330)      (1,833)
                                                           -------      -------
                                                             1,014        2,608
Loan to officer                                                100          217
Prepaid royalties                                             --          1,213
Long term receivables                                         --            820
Other                                                          267          275
                                                           -------      -------
                                                           $ 1,381      $ 5,133
                                                           =======      =======


In June 1996, the Company entered into an agreement whereby Silicon Valley Research was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company will co-market with Bell Labs' existing distributors. Pursuant to the agreement, the Company agreed to make future payments to Bell Labs as follows: $500 in fiscal 1997, $1,250 in fiscal 1998, and $1,000 in fiscal 1999, which are guaranteed.

During the quarter ended September 30, 1996, the Company received a large purchase order for products in which the license fees will be paid in installments over fifteen months. Accordingly, the Company will recognize revenue on this sale as the payments become due under the purchase order.

Note  4:        Litigation
The Company is subject to certain types of litigation during its normal course of business. In December, 1994, the Company was named as defendant in an action brought by a competitor in the Santa Clara County Superior Court alleging unfair competition and breach of contract. The third amended complaint, the operative pleading, alleges unfair competition, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and fraud. The plaintiff is seeking attorneys' fees and damages, and enforcement of the contract. The litigation is in the discovery stage and the ultimate outcome cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors section of this Item 2, elsewhere in this Form 10-Q and as set forth in the Company's form 10-K on file with the SEC that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

REVENUE
Revenue for the second quarter of fiscal year 1997, which ended September 30, 1996, decreased to $1,160 from $2,496 in the second quarter a year ago. The 54% decrease in revenues was due to lower than anticipated sales during the quarter ended September 30, 1996. Also contributing was the continued slowness in the marketplace, particularly in the Japanese market. During the quarter, the Company received a large purchase order for products in which the license fees will be paid in installments over fifteen months. Accordingly, the Company will recognize revenue on this sale as the payments become due under the purchase order. Revenue for the six month period ended September 30, 1996, decreased to $4,271 from $5,139 over the six month period ended September 30, 1995. This 17% decrease is the result of the lower than anticipated revenues in the quarter ended September 30, 1996 and the large deferred order partially offset by increased sales in the prior quarter. International sales, primarily Japan and the Far East accounted for 29% of total revenue in the second quarter of fiscal 1997 compared to 49% in the second quarter a year ago.

The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, as in the quarter ended September 30, 1996, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE
Cost of license fees and other for the second quarter of fiscal year 1997 was $215, compared to $88 in the second quarter of fiscal 1996. Cost of sales of license fees for the six months ended September 30, 1996 was $334, compared to $154 in the six months ended September 30, 1995. Cost of sales of license fees is primarily the amortization of software development costs and royalty payments due to third parties and both increased for the quarter and six months ended September 30, 1996.

Cost of maintenance fees for the second quarter of fiscal year 1997 was $137 compared to $98 in the second quarter of fiscal 1996. Cost of maintenance fees for the six months ended September 30, 1996 was $236 compared to $222 for the six months ended September 30, 1995. Cost of maintenance fees is primarily the cost of providing technical support and technical documentation.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES
Engineering, research and development expenses for the second quarter of fiscal year 1997 were $844 compared to $820 in the second quarter a year ago. Comparing the second quarter of fiscal 1997 and the second quarter of fiscal 1996, engineering, research and development expenses were 73% and 33% of total revenue, respectively. The slight dollar increase in engineering, research and development expenses during this period is due to depreciation of improved capital equipment and software acquisitions partially offset by capitalized software development costs and reduced costs in Taiwan with lower salary and expense rates. The percentage increase was primarily due to lower than anticipated revenues in the second quarter of fiscal 1997.

Engineering, research and development expenses for the six months ended September 30, 1996, were $1,512 compared to $1,634 for the six months ended
September  30,  1995.  Comparing  these  periods,   engineering,   research  and
development expenses were 35% and 32% of total revenue, respectively. The decrease in absolute dollars is due to lower costs in the first quarter of fiscal 1997 with increased capitalized software development costs and a temporary reduction in headcount in the United States with increases in Taiwan at lower salary and expense rates. The percentage increase was primarily due to lower than anticipated revenues in the second quarter of fiscal 1997. The Company continues to strengthen its engineering capabilities with increased staffing and increased emphasis on development of new technology.

SELLING & MARKETING EXPENSES
Selling and marketing expenses for the second quarter of fiscal year 1997 increased to $1,781 from $1,224 in the second quarter a year ago. In the second quarter of fiscal 1997 and the second quarter of fiscal 1996, selling and marketing expenses were 154% and 49% of total revenue, respectively. Selling and marketing expenses for the six months ended September 30, 1996, increased to $3,349 from $2,584 in the six months ended September 30, 1995. Comparing the six month periods, selling and marketing expenses were 78% and 50% of total revenue, respectively. The dollar increases are due to the addition of sales and marketing personnel and an increase in the reserve for bad debt. The percentage increases were primarily due to lower than anticipated revenues, however, the Company expects that selling and marketing expenses will continue to increase if revenue increases.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased to $695 for the second quarter of fiscal year 1997, from $194 in the second quarter a year ago. In the second quarter of fiscal 1997 and the second quarter of fiscal 1996, selling, general and administrative expenses were 60%, and 8% of total revenue, respectively. General and administrative expenses for the six months ended September 30, 1996, increased to $1,103 from $384 in the six months ended September 30, 1995. Comparing the six month periods, general and administrative expenses were 26% and 7% of total revenue, respectively. The absolute dollar increase is attributed to increases to the senior management team, relocation expenses, consulting expenses and legal expenses and the percentage increase is primarily due to reduced revenues. The Company expects that general and administrative expenses will decline in future quarters due to lower head count and cost controls.

OTHER INCOME (EXPENSE)
Other income (expense) increased to $80 from $(9) comparing the second quarter of fiscal year 1997 to the second quarter of fiscal 1996. Other income (expense) increased to $185 from $(28) comparing the six months ended September 30, 1996 with the six months ended September 30, 1995. Other expenses are primarily interest income and expense and the increases are due to investing the proceeds received in the secondary offering.

LIQUIDITY AND CAPITAL RESOURCES
During the six months ended September 30, 1996, cash and cash equivalents decreased $4,165 from $10,238 to $6,073. This decrease resulted primarily from cash used by operating activities of $1,988 and $2,385 of cash used for investing activities. The Company's primary unused sources of funds at September 30, 1996, consisted of cash and cash equivalents of approximately $6,073 and a bank line of credit of $2,000. The Company believes its cash and cash generated from operations and available borrowings will be sufficient to finance its operations for at least the next twelve months. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financing can be obtained at favorable terms, if at all. The Company's open commitments for the purchase of capital assets as of September 30, 1996 were approximately $100.

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

OTHER FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS
Revenues from sales of the SVR GARDS family of products have historically represented a substantial majority of the Company's revenues. Although the Company has recently introduced its SVR FloorPlacer and SVR SonIC products, the Company expects that revenues from the sale of SVR GARDS products will continue to account for a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products are difficult to predict due to the effect of new product introductions or product enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and competition in the Company's marketplace. Declines in the demand for the SVR GARDS family of products, whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

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

A small number of customers account for a significant percentage of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company currently sells and markets its products overseas, other than in Japan, through a limited number of distributors. The Company hired new distributors in Taiwan, Korea, Europe and Singapore within the last year. The Company has little history of performance by its new distributors. In addition, there can be no assurance that the distributors will be able to successfully distribute and support the Company's products on a timely basis or that such distributors will not reduce their efforts devoted to selling the Company's products or terminate their relationship with the Company as a result of competition with other suppliers' products. The loss of or changes in the relationship with or performance by one or more of the Company's international distributors could have a material adverse effect on the Company's business, results of operations and financial condition. There can also be no assurance that the Company's distributor strategy will be successful or that the Company will be able to retain current distributors or to identify new distributors in the future that are acceptable to the Company.

The licensing and sales of the Company's software products generally involves a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Because the timing of customer orders is hard to predict, the Company believes that its quarterly operating results are likely to vary significantly in the future. Actual results of the Company could vary materially as a result of factors, including, without limitation, the high average selling price and long sales cycle for the Company's products, the relatively small number of orders per quarter, dependence on sales to a limited number of large customers, timing of receipt of orders, successful product introduction and acceptance of the Company's products and increased competition.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings: Mentor Graphics filed a motion for summary adjudication with the court on August 21, 1996. A hearing was held on the motion on November 7, 1996, and the motion was denied. There can be no assurance that there will be any resolution of the litigation on terms satisfactory to the Company.

Item 2.           Changes in Securities:                      Not Applicable

Item 3.           Defaults Upon Senior Securities:            Not Applicable

Item 4.           Submission of Matters to a Vote of Securities Holders:
                  (A) On September 19, 1996, the Annual Meeting of the Shareholders of the Registrant was held. A total of 9,428,634 shares or approximately 83% of the shares outstanding were represented at this meeting.
                  (B) At the meeting, the Shareholders elected the following individuals as Directors with 9,270,379 votes in favor and 158,255 votes withheld: R. Anderson, G. Abood, T. Sherby, Y. Nishi, B. Huberman, J. Doyle and the following individual, Roy Rogers, as Director with 9,270,329 votes in favor and 158,305 votes withheld.
                  (C) The amendment to the Company's 1988 Stock Option Plan was approved by 4,332,190 in favor, 375,106 opposed, 42,063 abstained and 4,679,285 non-broker votes.
                  (D) The amendment to the Company's 1993 Employee Stock Purchase Plan was approved by 5,487,504 in favor, 164,529 opposed, 38,163 abstained and 3,738,439 non-broker votes.
                  (E) The amendment to the Company's 1990 Directors' Stock Option Plan was approved by 8,310,728 in favor, 360,949 opposed, 60,763 abstained and 696,194 non-broker votes.

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

(a)(2))  The  following  exhibits are filed with this  Quarterly  Report on Form
         10-Q:

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

10.06 Stock Purchase Agreement dated February 12,1993 between the Registrant and several investors (incorporated by reference to Exhibit 4.01 of Registrant's current report on Form 8-K filed on April 15, 1993).

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

   (B)   Reports on Form 8-K:  None filed during period

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILICON VALLEY RESEARCH





Date:  November 13, 1996                         /s/ Cheryl S. Billings
       -----------------                         ----------------------
                                                 Cheryl S. Billings
                                                 Vice President, Finance and
                                                 Chief Financial Officer

                                                 (Chief Financial and Accounting
                                                 Officer)