Form 10-Q/A
period 1996-06-30
SILICON VALLEY RESEARCH INC
filed 1997-02-19
CIK 708367

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             ---------------------
                                  FORM 10-Q/A
                             ---------------------

(Mark One)

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

[_]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NO. 0-13836

                         SILICON VALLEY RESEARCH, INC.
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                             94-2743735
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

        6360 SAN IGNACIO AVENUE                       95119-1231
             SAN JOSE, CA                            (Zip Code)
    (Address of principal executive
               offices)

                                (408) 361-0333
              Registrant's telephone number, including area code

                              300 FERGUSON DRIVE
                            MOUNTAIN VIEW, CA 94043
  (Former name, former address and former fiscal year, if changed since last report.)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          PAGES
                                                                          -----
 Part I.     FINANCIAL INFORMATION
             Item 1. Financial Statements...............................
             Consolidated Balance Sheets--March 31, 1996 and June 30,
              1996 (unaudited)..........................................      3
             Consolidated Statements of Operations--Three Months Ended
              June 30, 1995 and 1996 (unaudited)........................      4
             Consolidated Condensed Statements of Cash Flows--Three
              Months Ended June 30, 1995 and 1996 (unaudited)...........      5
             Notes to Consolidated Financial Statements.................    6-8
             Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................   9-12
 Part II.    OTHER INFORMATION..........................................  12-13
             Item 1 Legal Proceedings...................................
             Item 2 Changes in Securities...............................
             Item 3 Defaults Upon Senior Securities.....................
             Item 4 Submission of Matters to a Vote of Securities
              Holders...................................................
             Item 5 Other Information...................................
             Item 6 Exhibits and Reports on Form 8-K....................     12
             Signature..................................................     14
 Exhibit 27. Financial Data Schedule....................................     15

  The Registrant hereby amends Part I, Item 1, Financial Statements, to read in full as follows:

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                          MARCH 31,   JUNE 30,
                                                            1996        1996
                                                          ---------  -----------
                                                                     (RESTATED)
                                                                     (UNAUDITED)
                          ASSETS
                          ------
Current Assets:
Cash and cash equivalents................................ $ 10,238    $  8,209
Accounts receivable, net of allowances of $25 and $37
 respectively............................................    4,650       2,766
Prepaid expenses and other current assets................      286         813
                                                          --------    --------
                                                            15,174      11,788
Fixed assets, net........................................      537         594
Other assets, net........................................    1,381       4,238
                                                          --------    --------
                                                          $ 17,092    $ 16,620
                                                          ========    ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
Accounts payable......................................... $    321    $    779
Accrued expenses.........................................    1,329         990
Deferred revenue.........................................    1,537       1,399
Current portion of long-term debt........................      139         141
                                                          --------    --------
                                                             3,326       3,309
Long-term debt...........................................       38           1
                                                          --------    --------
                                                             3,364       3,310
                                                          --------    --------
Shareholders' Equity:
Preferred stock, no par value:
  Authorized: 1,000 shares
  Issued and outstanding: none...........................       --          --
Common stock, no par value:
  Authorized: 25,000 shares
  Issued and outstanding: 11,308 shares at March 31, 1996
   and 11,399 shares at June 30, 1996....................   31,171      31,300
Accumulated deficit......................................  (17,423)    (17,958)
Cumulative translation adjustment........................      (20)        (32)
                                                          --------    --------
                                                            13,728      13,310
                                                          --------    --------
                                                          $ 17,092    $ 16,620
                                                          ========    ========

   The accompanying notes are an integral part of these financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS
                                                               ENDED JUNE 30,
                                                              ------------------
                                                               1995      1996
                                                              ------  ----------
                                                                      (RESTATED)
Revenue:
License fees and other....................................... $1,879    $1,569
Maintenance fees.............................................    764       653
                                                              ------    ------
    Total revenue............................................  2,643     2,222
                                                              ------    ------
Cost of revenue:
Cost of license fees and other...............................     66       119
Cost of maintenance fees.....................................    124        99
                                                              ------    ------
    Total cost of revenue....................................    190       218
                                                              ------    ------
Gross profit.................................................  2,453     2,004
                                                              ------    ------
Operating expenses:
Engineering, research and development........................    814       668
Selling and marketing........................................  1,360     1,568
General and administrative...................................    190       408
                                                              ------    ------
    Total operating expenses.................................  2,364     2,644
                                                              ------    ------
Operating income (loss)......................................     89      (640)
                                                              ------    ------
Other income (expense):
  Interest income............................................      6       112
  Interest expense...........................................    (28)       (8)
  Other, net.................................................      3         1
                                                              ------    ------
    Total other income (expense).............................    (19)      105
                                                              ------    ------
Income (loss) before provision for income taxes..............     70      (535)
Provision for income taxes...................................     --        --
                                                              ------    ------
Net income (loss)............................................ $   70    $ (535)
                                                              ======    ======
Net income (loss) per share.................................. $ 0.01    $ (.05)
                                                              ======    ======
Shares used in per share calculation.........................  9,401    11,378
                                                              ======    ======

   The accompanying notes are an integral part of these financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                            1995       1996
                                                           -------  ----------
                                                                    (RESTATED)
Cash Flows from Operating Activities:
Net income (loss)......................................... $    70   $  (535)
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation and amortization...........................     163       256
Changes in assets and liabilities, net:
  Accounts receivable.....................................  (1,171)    1,863
  Prepaid expenses and other current assets...............     (47)     (530)
  Accounts payable........................................      61       460
  Accrued expenses........................................    (149)     (337)
  Deferred maintenance revenue............................     (33)     (119)
  Other, net..............................................       9    (1,284)
                                                           -------   -------
Net cash used in operating activities.....................  (1,097)     (226)
                                                           -------   -------
Cash Flows from Investing Activities:
Acquisition of fixed assets...............................    (182)     (137)
Capitalization of software development costs and purchase
 of software licenses.....................................    (526)   (1,758)
                                                           -------   -------
Net cash used in investing activities.....................    (708)   (1,895)
                                                           -------   -------
Cash Flows from Financing Activities:
Principal payments of long-term debt and other
 liabilities..............................................    (327)      (34)
Proceeds from recourse receivables........................     184         0
Proceeds from issuance of common stock....................   2,966       129
                                                           -------   -------
Net cash provided by financing activities.................   2,823        95
                                                           -------   -------
Effect of exchange rate changes on cash...................      35        (3)
                                                           -------   -------
Net increase (decrease) in cash and cash equivalents......   1,053    (2,029)
Cash and cash equivalents at beginning of quarter.........   1,248    10,238
                                                           -------   -------
Cash and cash equivalents at end of quarter............... $ 2,301   $ 8,209
                                                           =======   =======

   The accompanying notes are an integral part of these financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1996--UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

NOTE 1: BASIS OF PRESENTATION AND FINANCIAL STATEMENT INFORMATION

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

  Software maintenance revenue, including maintenance revenue bundled with the initial product license revenue is deferred and recognized ratably over the maintenance period. The maintenance revenue bundled with the initial product license revenue is unbundled based on prices for which maintenance is sold separately to customers. Training and consulting revenues are recognized as these services are performed.

FINANCIAL STATEMENT RESTATEMENT

  The Company received a commitment letter from a customer dated September 30, 1996 pursuant to which the customer agreed to purchase certain software and services from the Company for $2,520. Due to extended payment terms associated with this transaction the Company deferred all of the revenue and recorded the related accounts receivable of $2,250. In December 1996, the Company discovered that certain documents related to this transaction had been backdated and that the maximum commitment of the customer was reduced to $600 by a separate memorandum. Accordingly, the Company restated its unaudited consolidated balance sheet at September 30, 1996 to decrease accounts receivables, long-term receivables and deferred revenue by an aggregate of $2,250. The Company will recognize revenue on this transaction as the payments become due.

  Upon the discovery of the aforementioned, the Company's Audit Committee through the Company's independent accountants, conducted a review of its compliance with its revenue recognition policy. As a result of this review, the Company identified certain transactions in the six months ended September 30, 1996, in which revenue and related expenses were recognized other than in accordance with its accounting policies. The Company has restated its unaudited consolidated financial statements for the quarters ended June 30, 1996 and September 30, 1996 to reverse these transactions and related expenses.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                           JUNE 30, 1996--UNAUDITED

  The following summarizes the effect of the restatement on the unaudited consolidated financial statements of the Company's for the periods presented:

                                                           THREE MONTHS ENDED
                                                              JUNE 30, 1996
                                                         -----------------------
                                                         AS REPORTED AS RESTATED
                                                         ----------- -----------
      Total Revenues....................................   $ 3,111     $ 2,222
      Income (loss) before taxes........................       354        (535)
      Provision (benefit) for income taxes..............        35          --
      Net income (loss).................................       319        (535)
      Income (loss) per share...........................       .03       (0.05)
      Shares used in per share calculations.............    12,536      11,378
      Working capital...................................   $ 9,333     $ 8,479
      Total assets......................................    17,662      16,620
      Total liabilities.................................     3,498       3,310
      Shareholders' equity..............................    14,164      13,310

NOTE 2: STATEMENT OF CASH FLOWS INFORMATION

                                                                         THREE
                                                                        MONTHS
                                                                         ENDED
                                                                       JUNE 30,
                                                                       ---------
                                                                       1995 1996
                                                                       ---- ----
      Supplemental Cash Flow Information:
        Cash paid during the period for
          Interest.................................................... $17  $ 8
          Income taxes................................................ $10  $13

NOTE 3: OTHER ASSETS

                                                              MARCH 31, JUNE 30,
                                                                1996      1996
                                                              --------- --------
      Other assets comprise:
      Software development costs.............................  $1,133    $1,360
      Software licenses......................................   1,211     2,742
                                                               ------    ------
                                                                2,344     4,102
      Less accumulated amortization..........................  (1,330)   (1,506)
                                                               ------    ------
                                                                1,014     2,596
      Loan to employees......................................     100       100
      Prepaid royalties......................................      --     1,250
      Other..................................................     267       292
                                                               ------    ------
                                                               $1,381    $4,238
                                                               ======    ======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                           JUNE 30, 1996--UNAUDITED

  In June 1996, the Company entered into an agreement whereby Silicon Valley Research was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company will co-market with Bell Labs' existing distributors. Pursuant to the four year agreement, the Company has made prepaid royalty payments of $1,250 and has the following guaranteed future royalty payments due to Bell Labs: $500 in fiscal 1997, $1,250 in fiscal 1998, and $1,000 in fiscal 1999.

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

  The Registrant hereby amends Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations to read in full as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

  This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors section of this
Item 2 and elsewhere in this Form 10-Q/A that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

REVENUE

  Revenue for the first quarter of fiscal year 1997, which ended June 30, 1996, decreased to $2,222 from $2,643 in the first quarter a year ago. The 16% decrease is due to lower license sales during the quarter ended June 30, 1996, primarily resulting from a reduction in capital investments particularly by customers in Asia and increased competition in the EDA marketplace.

  There were two customers whose total sales for the quarter exceeded 10 percent of total sales for the quarter and one of the customers purchased $1,000 in licenses. International sales, primarily Japan and the Far East accounted for 12% of total revenue this quarter compared to 67% in the first quarter a year ago.

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

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

  Engineering, research and development expenses for the first quarter of fiscal year 1997, were $668 compared to $814 in the first quarter a year ago. Comparing the first quarter of fiscal 1997 and the first quarter of fiscal 1996, engineering, research and develpment expenses were 30% and 31% of revenue, respectively. The decrease in engineering, research and development expenses is due to capitalized software development costs and a temporary reduction in head-count in the United States with increases in Taiwan at lower salary and expense rates . The company continues to strengthen its engineering capabilities with increased staffing and increased emphasis on development of new technology.

SELLING & MARKETING EXPENSES

  Selling and marketing expenses for the first quarter of fiscal year 1997 increased to $1,568 from $1,360 in the first quarter a year ago. In the first quarter of fiscal 1997 and the first quarter of fiscal 1996, selling and marketing expenses were 71% and 51% of revenue, respectively. The dollar increase is due to the addition of sales and marketing personnel.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased to $408 for the first quarter of fiscal year 1997, from $190 in the first quarter a year ago. In the first quarter of fiscal 1997 and the first quarter of fiscal 1996, selling, general and administrative expenses were 18%, and 7% of revenue, respectively. The increase is the result of increases to the senior management team and relocation expenses.

OTHER INCOME (EXPENSE)

  Other income (expense) increased to $105 from $(19) comparing the first quarter of fiscal year 1997 to the first quarter of fiscal 1996. Other expenses are primarily interest income and expense and the increase is due to investing the proceeds received in the secondary offering.

FINANCIAL CONDITION

  The Company's primary unused sources of funds at June 30, 1996, consisted of cash and cash equivalents of $8,209 and a bank line of credit of $2,000. The Company believes its cash and cash generated from operations and available borrowings will be sufficient to finance its operations for at least the next twelve months. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financing can be obtained at favorable terms, if at all.

  The Company is obligated to make royalty payments of $2,750 over the next three years.

  The Company is currently engaged in litigation with Mentor Graphics. Regardless of the outcome of this pending litigation, the litigation may result in substantial cost and expenses to the Company and significant diversion of efforts by the Company's technical and management personnel. In addition, an adverse ruling in the litigation could have a material adverse effect on the Company's business, operating results or financial condition. See Notes to Consolidated Financial Statements.

OTHER FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

  Revenues from sales of the SVR GARDS family of products have historically represented a substantial majority of the Company's license revenues. Although the Company has recently introduced its SVR FloorPlacer and SVR SonIC products, the Company expects that revenues from the license of SVR GARDS products will continue to account for at least a majority of the Company's revenues for the foreseeable future. The life cycles of the Company's products are difficult to predict due to the effect of new product introductions or product enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and competition in the Company's marketplace. Declines in the demand for the SVR GARDS family of products, whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

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

  The Registrant hereby amends Part II, Item 6, Exhibits and Reports on Form 8-K to read in full as follows:

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

  (A) Exhibits:

 EXHIBIT
 NUMBER  DESCRIPTION OF EXHIBITS
 ------- -----------------------
  (a)(1) The financial statements filed as part of this Report at Item 1 are listed in the Index to Financial Statements and Financial Statement
         Schedules on page 2 of this Report.
 (a)(2)) The following exhibits are filed with this Quarterly Report on Form
         10-Q:
   3.01  Registrant's Articles of Incorporation as amended to date
         (incorporated by reference to Exhibit 3.01 of Registrant's
         Registration Statement on Form S-1 ( File No. 2-89943) filed March 14,
         1984, as amended (the "1984 Registration Statement")).
   3.02  Registrant's bylaws, as amended to date (incorporated by reference to
         Exhibit 4.01 of the 1984 Registration Statement).
  10.01* Registrant's 1990 Directors Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated July 10,
         1990).
  10.02  Stock Purchase Agreement dated May 16, 1991 between the Registrant and
         Intergraph Corporation (incorporated by reference to Exhibit 4.01 of
         Registrant's Report on Form 8-K dated June 7, 1991).
  10.03* Registrant's 1988 Stock Option Plan, as amended to date, including the stock option grant form and the stock option exercise notice and agreement (incorporated by reference to Exhibit 10.15 of Registrant's
         Annual Report on Form10-KSB for the fiscal year ended March 31, 1993).
  10.04  Warrant Agreement dated March 31, 1992 between the Registrant and
         Intergraph Corporation (incorporated by reference to Exhibit 10.18 of
         Registrant's Annual Report on Form10-KSB for the fiscal year ended
         March 31, 1993).
  10.05* Registrant's 1993 Employee Stock Purchase Plan, as amended to date
         (incorporated by reference to Exhibit 10.20 of Registrant's Annual
         Report on Form 10-KSB for the fiscal year ended March 31, 1993).

 EXHIBIT
 NUMBER  DESCRIPTION OF EXHIBITS
 ------- -----------------------
 10.06   Stock Purchase Agreement dated February 12,1993 between the Registrant and several investors (incorporated by reference to Exhibit 4.01 of
         Registrant's current report on Form 8-K filed on April 15, 1993).
 10.07   Stock Purchase Agreement dated January 19,1994 between the Registrant and several investors (incorporated by reference to Exhibit 4.01 of
         Registrant's current report on Form 8-K filed on
         February 4, 1994).
 10.08   Warrant Agreement dated March 22, 1994 between the Registrant and
         Prutech Research and Development Partnership II (incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-
         KSB for the fiscal year ended March 31, 1994).
 10.09   Subordination debt agreement dated September 15, 1994 between the registrant and several investors (incorporated by reference to Exhibit
         4.01 of Registrant's current report on Form 8-K filed on November 4,
         1994).
 10.10*  Employment Agreement dated October 31, 1995 between the Registrant and
         Glenn E. Abood (incorporated by reference to Exhibit 10.10 of
         Registrant's Registration Statement on Form S-2 filed December 6,
         1995).
 10.11   Stock Purchase Agreement dated June 6, 1995 between the Registrant and several investors (incorporated by reference to Exhibit 10.10 of the
         Registrant's Annual Report on Form 10-KSB for the fiscal year ended
         March 31, 1995).
 10.12   Security and Loan Agreement dated September 15, 1995 by and among
         Imperial Bank and the Registrant (incorporated by reference to Exhibit
         10.12 of the Registrant's Registration Statement on Form SB-2 filed
         December 6, 1995).
 10.13   Master Equipment Lease Agreement dated November 9, 1995 by and between
         Financing for Science International, Inc. and the Registrant
         (incorporated by reference to Exhibit 10.13 of the Registrant's
         Registration Statement on Form SB-2 filed December 6, 1995).
 27.00   Financial Data Schedule

--------
* Management Contract or Compensatory Plan or Arrangement

  (B) Reports on Form 8-K:

    None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SILICON VALLEY RESEARCH

Date: February 18, 1997                   /s/ Robert R. Anderson
                                          -------------------------------------
                                            Robert R. Anderson
                                            Chief Executive Officer