Form 10-Q/A
period 1996-09-30
SILICON VALLEY RESEARCH INC
filed 1997-02-19
CIK 708367

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

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                     INDEX

                                                                          PAGES
                                                                          -----
 Part I.     FINANCIAL INFORMATION......................................
             Item 1. Financial Statements...............................
             Consolidated Balance Sheets--March 31, 1996 and September
              30, 1996 (Unaudited)......................................      3
             Consolidated Statements of Operations Three and Six Months
              Ended September 30, 1995 and 1996 (Unaudited).............      4
             Consolidated Condensed Statements of Cash Flows Three and
              Six Months Ended September 30, 1995 and 1996 (Unaudited)..      5
             Notes to Consolidated Financial Statements.................    6-8
             Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results
                    of Operations.......................................   9-12
 Part II.    OTHER INFORMATION..........................................  13-14
             Item 1. Legal Proceedings..................................
             Item 2. Changes in Securities..............................
             Item 3. Defaults Upon Senior Securities....................
             Item 4. Submission of Matters to a Vote of Securities
              Holders...................................................
             Item 5. Other Information..................................
             Item 6. Exhibits and Reports on Form 8-K...................
             Signature..................................................     15
 Exhibit 27. Financial Data Schedule....................................     16

  The Registrant hereby amends Part I, Item 1, Financial Statements, to read in full as follows:

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         MARCH 31,  SEPTEMBER 30,
                                                           1996         1996
                                                         ---------  -------------
                                                                     (RESTATED)
                                                                     (UNAUDITED)
                        ASSETS
                        ------
Current Assets:
Cash and cash equivalents..............................  $ 10,238     $  6,073
Accounts receivable, net of allowances of $25 and $137,
 respectively..........................................     4,650        2,202
Prepaid expenses and other current assets..............       286          704
                                                         --------     --------
                                                           15,174        8,979
Fixed assets, net......................................       537          764
Other assets, net......................................     1,381        4,350
                                                         --------     --------
                                                         $ 17,092     $ 14,093
                                                         ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
Accounts payable.......................................  $    321     $    464
Accrued expenses.......................................     1,329        1,382
Deferred revenue.......................................     1,537        1,077
Current portion of long-term debt......................       139          210
                                                         --------     --------
                                                            3,326        3,133
Long-term debt.........................................        38           19
                                                         --------     --------
                                                            3,364        3,152
                                                         --------     --------
Shareholders' Equity:
Preferred stock, no par value:
  Authorized: 1,000 shares
  Issued and outstanding: none.........................        --           --
Common stock, no par value:
  Authorized: 25,000 shares
  Issued and outstanding: 11,308 shares at March 31,
  1996 and 11,442 shares at September 30, 1996.........    31,171       31,413
Accumulated deficit....................................   (17,423)     (20,437)
Cumulative translation adjustment......................       (20)         (35)
                                                         --------     --------
                                                           13,728       10,941
                                                         --------     --------
                                                         $ 17,092     $ 14,093
                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS
                                                 ENDED        SIX MONTHS ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,
                                           ------------------ -----------------
                                            1995      1996     1995     1996
                                           ------  ---------- ------  ---------
                                                   (RESTATED)         (RESTATED)
Revenue:
License fees and other...................  $1,629   $   195   $3,508   $ 1,764
Maintenance fees.........................     867       748    1,631     1,401
                                           ------   -------   ------   -------
    Total revenue........................   2,496       943    5,139     3,165
                                           ------   -------   ------   -------
Cost of revenue:
Cost of license fees and other...........      88       178      154       297
Cost of maintenance fees.................      98       137      222       236
                                           ------   -------   ------   -------
    Total cost of revenue................     186       315      376       533
                                           ------   -------   ------   -------
Gross margin.............................   2,310       628    4,763     2,632
                                           ------   -------   ------   -------
Operating expenses:
Engineering, research and development....     820       844    1,634     1,512
Selling and marketing....................   1,224     1,648    2,584     3,216
General and administrative...............     194       695      384     1,103
                                           ------   -------   ------   -------
    Total operating expenses.............   2,238     3,187    4,602     5,831
                                           ------   -------   ------   -------
Operating income (loss)..................      72    (2,559)     161    (3,199)
                                           ------   -------   ------   -------
Other income (expense):
  Interest income........................      15        87       21       199
  Interest expense.......................     (18)       (8)     (46)      (16)
  Other, net.............................      (6)        1       (3)        2
                                           ------   -------   ------   -------
    Total other income (expense).........      (9)       80      (28)      185
                                           ------   -------   ------   -------
Income (loss) before provision for income
 taxes...................................      63    (2,479)     133    (3,014)
Provision for income taxes...............      --        --       --        --
                                           ------   -------   ------   -------
Net income (loss)........................  $   63   $(2,479)  $  133   $(3,014)
                                           ======   =======   ======   =======
Net income (loss) per share..............  $ 0.01   $ (0.22)  $ 0.01   $ (0.26)
                                           ======   =======   ======   =======
Shares used in per share calculation.....  10,527    11,418   10,055    11,383
                                           ======   =======   ======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                             SIX MONTHS ENDED
                              SEPTEMBER 30,
                            -------------------
                             1995       1996
                            -------  ----------
                                     (RESTATED)
Cash Flows from Operating
 Activities:
Net income (loss).........  $   133   $(3,014)
Adjustments to reconcile
 net income to net
cash provided by (used in)
 operating activities:
  Depreciation and
   amortization...........      391       679
Changes in assets and
 liabilities:
  Accounts receivable.....   (1,092)    2,388
  Prepaid expenses and
   other current assets...     (114)     (422)
  Accounts payable........      142       145
  Accrued expenses........     (411)       60
  Deferred revenue........     (151)     (439)
  Other, net..............       (5)   (1,380)
                            -------   -------
Net cash used in operating
 activities...............   (1,107)   (1,983)
                            -------   -------
Cash Flows from Investing
 Activities:
Acquisition of fixed
 assets...................     (310)     (283)
Software production costs
 and software licenses....     (413)   (2,102)
                            -------   -------
Net cash used in investing
 activities...............     (723)   (2,385)
                            -------   -------
Cash Flows from Financing
 Activities:
Principal payments of
 long-term debt and other
 liabilities..............     (332)      (68)
Proceeds from issuance of
 common stock.............    3,352       242
                            -------   -------
Net cash provided by
 financing activities.....    3,020       174
                            -------   -------
Effect of exchange rate
 changes on cash..........       --        29
                            -------   -------
Net increase (decrease) in
 cash and cash
 equivalents..............    1,190    (4,165)
Cash and cash equivalents
 at beginning of period...    1,248    10,238
                            -------   -------
Cash and cash equivalents
 at end of period.........  $ 2,438   $ 6,073
                            =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1996--UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

NOTE 1: BASIS OF PRESENTATION AND CONSOLIDATED FINANCIAL INFORMATION

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

FINANCIAL STATEMENT RESTATEMENT

  The Company received a commitment letter from a customer dated September 30, 1996 pursuant to which the customer agreed to purchase certain software and services from the Company for $2,520. Due to extended payment terms associated with this transaction the Company deferred all of the revenue and recorded the related accounts receivable of $2,250 at September 30, 1996. In December 1996, the Company discovered that certain documents related to this transaction had been backdated and that the maximum commitment of the customer was reduced to $600 by a separate memorandum. Accordingly, the Company restated its unaudited consolidated balance sheet at September 30, 1996 to decrease accounts receivables, long-term receivables and deferred revenue by an aggregate of $2,250. The Company will recognize revenues on this transaction as the payments become due.

  Upon the discovery of the aforementioned, the Company's Audit Committee, through the Company's independent accountants, conducted a review of the Company's compliance with its revenue recognition policy. As a result of this review, the Company identified certain transactions for the six months ended September 30, 1996, in which revenue and related expenses were recognized other than in accordance with its accounting policies. The Company has restated its unaudited consolidated financial statements for the quarters ended June 30, 1996 and September 30, 1996 to reverse these transactions and related expenses.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1996--UNAUDITED

  The following summarizes the effect of the restatement on the unaudited consolidated financial statements of the Company's for the periods presented:

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                  SEPTEMBER 30, 1996      SEPTEMBER 30, 1996
                                ----------------------- -----------------------
                                AS REPORTED AS RESTATED AS REPORTED AS RESTATED
                                ----------- ----------- ----------- -----------
Total Revenues.................   $ 1,160     $   943     $ 4,271     $ 3,165
Gross Margin...................       808         628       3,701       2,632
Total Operating Expenses.......     3,320       3,187       5,964       5,831
Net loss.......................    (2,432)     (2,479)     (2,113)     (3,014)
Loss per share.................      (.20)      (0.22)       (.17)       (.26)
Shares used in per share
 calculations..................    12,271      11,418      12,406      11,383
Working capital................   $ 5,964     $ 5,846     $ 5,964     $ 5,846
Total assets...................    17,503      14,093      17,503      14,093
Total liabilities..............     5,661       3,152       5,661       3,152
Shareholders' equity...........    11,842      10,941      11,842      10,941

NOTE 2: STATEMENT OF CASH FLOWS INFORMATION

                                                                          SIX
                                                                        MONTHS
                                                                         ENDED
                                                                       SEPTEMBER
                                                                          30,
                                                                       ---------
                                                                       1995 1996
                                                                       ---- ----
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest.......................................................... $46  $16
    Income taxes...................................................... $--  $13

NOTE 3: OTHER ASSETS

                                                         MARCH 31, SEPTEMBER 30,
                                                           1996        1996
                                                         --------- -------------
Other assets comprise:
Software development costs..............................  $ 1,133     $ 1,697
Software licenses.......................................    1,211       2,744
                                                          -------     -------
                                                            2,344       4,441
Less accumulated amortization...........................   (1,330)     (1,833)
                                                          -------     -------
                                                            1,014       2,608
Loan to employees.......................................      100         217
Prepaid royalties.......................................       --       1,250
Other...................................................      267         275
                                                          -------     -------
                                                          $ 1,381     $ 4,350
                                                          =======     =======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                         SEPTEMBER 30, 1996--UNAUDITED

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

NOTE 4: LITIGATION

  The Company is subject to litigation in its normal course of business. In December, 1994, the Company was named as defendant in an action brought by a competitor in the Santa Clara County Superior Court alleging unfair competition and breach of contract. The third amended complaint, the operative pleading, alleges unfair competition, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and fraud. The plaintiff is seeking attorneys' fees and damages, and enforcement of the contract. The litigation is in the discovery stage and the ultimate outcome cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

  The Registrant hereby amends Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations to read in full as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

  This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors section of this
Item 2, elsewhere in this Form 10-Q/A and as set forth in the Company's form 10-K on file with the SEC that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

REVENUE

  Revenue for the second quarter of fiscal year 1997, which ended September 30, 1996, decreased to $943 from $2,496 in the second quarter a year ago. The 62% decrease in revenues was due to lower license sales during the quarter ended September 30, 1996, primarily resulting from a reduction in capital investments, particularly by customers in Asia, and increased competition in the EDA marketplace. Revenue for the six month period ended September 30, 1996, decreased to $3,165 from $5,139 over the six month period ended September 30, 1995. This 38% decrease is the result of the lower license revenues in the quarter ended September 30, 1996, primarily resulting from reduced capital expenditures by semiconductor manufacturers, particularly in Asia, and increased competition in the EDA marketplace. International sales, primarily Japan and the Far East accounted for 36% of total revenue in the second quarter of fiscal 1997 compared to 49% in the second quarter a year ago.

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

COST OF REVENUE

  Cost of license fees and other for the second quarter of fiscal year 1997 was $178, compared to $88 in the second quarter of fiscal 1996. Cost of sales of license fees for the six months ended September 30, 1996 was $297, compared to $154 in the six months ended September 30, 1995. Cost of sales of license fees is primarily the amortization of software development costs and royalty payments due to third parties and both increased for the quarter and six months ended September 30, 1996.

  Cost of maintenance fees for the second quarter of fiscal year 1997 was $137 compared to $98 in the second quarter of fiscal 1996. Cost of maintenance fees for the six months ended September 30, 1996 was $236 compared to $222 for the six months ended September 30, 1995. Cost of maintenance fees is primarily the cost of providing technical support and technical documentation which increased in fiscal 1997.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

  Engineering, research and development expenses for the second quarter of fiscal year 1997 were $844 compared to $820 in the second quarter a year ago. Comparing the second quarter of fiscal 1997 and the second quarter of fiscal 1996, engineering, research and development expenses were 90% and 33% of total revenue, respectively. The slight dollar increase in engineering, research and development expenses during this period is due to depreciation of improved capital equipment and software acquisitions partially offset by capitalized software development costs and reduced costs in Taiwan with lower salary and expense rates. The percentage increase was primarily due to lower than anticipated revenues in the second quarter of fiscal 1997.

  Engineering, research and development expenses for the six months ended September 30, 1996, were $1,512 compared to $1,634 for the six months ended September 30, 1995. Comparing these periods, engineering, research and development expenses were 48% and 32% of total revenue, respectively. The decrease in absolute dollars is due to lower costs in the first quarter of fiscal 1997 with increased capitalized software development costs and a temporary reduction in headcount in the United States with increases in Taiwan at lower salary and expense rates. The percentage increase was primarily due to lower than anticipated revenues in the second quarter of fiscal 1997. The Company continues to strengthen its engineering capabilities with increased staffing and increased emphasis on development of new technology.

SELLING & MARKETING EXPENSES

  Selling and marketing expenses for the second quarter of fiscal year 1997 increased to $1,648 from $1,224 in the second quarter a year ago. In the second quarter of fiscal 1997 and the second quarter of fiscal 1996, selling and marketing expenses were 175% and 49% of total revenue, respectively. Selling and marketing expenses for the six months ended September 30, 1996, increased to $3,216 from $2,584 in the six months ended September 30, 1995. Comparing the six month periods, selling and marketing expenses were 102% and 50% of total revenue, respectively. The dollar increases are due to the addition of sales and marketing personnel and an increase in the reserve for bad debts. The percentage increases were primarily due to lower than anticipated revenues, however, the Company expects that selling and marketing expenses will continue to increase if revenue increases.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased to $695 for the second quarter of fiscal year 1997, from $194 in the second quarter a year ago. In the second quarter of fiscal 1997 and the second quarter of fiscal 1996, general and administrative expenses were 74% and 8% of total revenue, respectively. General and administrative expenses for the six months ended September 30, 1996, increased to $1,103 from $384 in the six months ended September 30, 1995. Comparing the six month periods, general and administrative expenses were 35% and 8% of total revenue, respectively. The absolute dollar increase is attributed to increases to the senior management team, relocation expenses, consulting expenses and legal expenses and the percentage increase is primarily due to reduced revenues. The Company expects that general and administrative expenses will decline in future quarters due to lower head count and cost controls.

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

LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended September 30, 1996, cash and cash equivalents decreased $4,165 from $10,238 to $6,073. This decrease resulted primarily from cash used by operating activities of $1,983 and $2,385 of cash used for investing activities. The Company's primary unused sources of funds at September 30, 1996, consisted of cash and cash equivalents of $6,073 and a bank line of credit of $2,000. The Company believes its cash and cash generated from operations and available borrowings will be sufficient to finance its operations for at least the next twelve months. The Company's cash requirements in the future may also be financed through additional equity or debt financings. There can be no assurance that such financing can be obtained at favorable terms, if at all. The Company is obligated to make royalty payments of $2,750 over the next three years and has open commitments for the purchase of capital assets as of September 30, 1996 of approximately $100.

  The Company is currently engaged in litigation with Mentor Graphics. See
Note 4 to the Consolidated Financial Statements. Regardless of the outcome of this pending litigation, the litigation may result in substantial cost and expenses to the Company and significant diversion of efforts by the Company's technical and management personnel. In addition, an adverse ruling in the litigation could have a material adverse effect on the Company's business, operating results or financial condition.

OTHER FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

  Revenues from sales of the SVR GARDS family of products have historically represented a substantial majority of the Company's license revenues. Although the Company has recently introduced its SVR FloorPlacer and SVR SonIC products, the Company expects that revenues from the license of SVR GARDS products will continue to account for a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products are difficult to predict due to the effect of new product introductions or product enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and competition in the Company's marketplace. Declines in the demand for the SVR GARDS family of products, whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

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

  A small number of customers account for a significant percentage of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company currently sells and markets its products overseas, other than in Japan, through a limited number of distributors. The Company hired new distributors in Europe and Singapore within the last year and is in the process of replacing a distributor in Korea. The Company has little history of performance by its new distributors. In addition, there can be no assurance that the distributors will be able to successfully distribute and support the Company's products on a timely basis or that such distributors will not reduce their efforts devoted to selling the Company's products or terminate their relationship with the Company as a result of competition with other suppliers' products. The loss of or changes in the relationship with or performance by one or more of the Company's international distributors could have a material adverse effect on the Company's business, results of operations and financial condition. There can also be no assurance that the Company's distributor strategy will be successful or that the Company will be able to retain current distributors or to identify new distributors in the future that are acceptable to the Company.

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

 EXHIBIT
 NUMBER  DESCRIPTION OF EXHIBIT
 ------- ----------------------
  10.13  Master Equipment Lease Agreement dated November 9, 1995 by and between
         Financing for Science International, Inc. and the Registrant
         (incorporated by reference to Exhibit 10.13 of the Registrant's
         Registration Statement on Form SB-2 filed December 6, 1995).
  27.00  Financial Data Schedule

--------
*Management Contract or Compensatory Plan or Arrangement

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