Form 10-Q
period 1996-12-31
SILICON VALLEY RESEARCH INC
filed 1997-02-19
CIK 708367

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996 OR

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

                                 YES  X   No
                                     ---     ---
  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Common Shares Outstanding at December 31, 1996: 11,584,019

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            PAGES
                                                                            -----
 Part I.     FINANCIAL INFORMATION
             Item 1. Financial Statements................................     3-7
             Consolidated Balance Sheets--March 31, 1996 and December 31,
              1996 (unaudited)...........................................       3
             Consolidated Statements of Operations--Three and Nine Months
              Ended
              December 31, 1995 and 1996 (unaudited).....................       4
             Consolidated Condensed Statements of Cash Flows--Three and
              Nine Months Ended December 31, 1995 and 1996 (unaudited)...       5
             Notes to Consolidated Financial Statements..................     6-7
             Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results
                    of Operations........................................    8-11
 Part II.    OTHER INFORMATION...........................................   11-13
             Item 1 Legal Proceedings....................................      11
             Item 2 Changes in Securities................................      12
             Item 3 Defaults Upon Senior Securities......................      12
             Item 4 Submission of Matters to a Vote of Securities
              Holders....................................................      12
             Item 5 Other Information....................................      12
             Item 6 Exhibits and Reports on Form 8-K.....................      12
             Signature...................................................      14
 Exhibit 27. Financial Data Schedule.....................................      15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         MARCH 31,  DECEMBER 31,
                         ASSETS                            1996         1996
                         ------                          ---------  ------------
                                                                    (UNAUDITED)
Current Assets:
Cash and cash equivalents............................... $ 10,238     $  3,379
Accounts receivable, net of allowances of $25 and $571,
 respectively...........................................    4,650        1,682
Prepaid expenses and other current assets...............      286          526
                                                         --------     --------
                                                           15,174        5,587
Fixed assets, net.......................................      537          939
Other assets, net.......................................    1,381        3,831
                                                         --------     --------
                                                         $ 17,092     $ 10,357
                                                         ========     ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current Liabilities:
Accounts payable........................................ $    321     $    222
Accrued expenses........................................    1,329        2,794
Deferred revenue........................................    1,537          922
Current portion of long-term debt.......................      139          179
                                                         --------     --------
                                                            3,326        4,117
Long-term debt..........................................       38           71
                                                         --------     --------
                                                            3,364        4,188
                                                         --------     --------
Shareholders' Equity:
Preferred stock, no par value:
  Authorized: 1,000 shares
  Issued and outstanding: none..........................       --           --
Common stock, no par value:
  Authorized: 25,000 shares
  Issued and outstanding: 11,308 shares at March 31,
  1996 and 11,584 shares at  December 31, 1996..........   31,171       31,540
Accumulated deficit.....................................  (17,423)     (25,330)
Cumulative translation adjustment.......................      (20)         (41)
                                                         --------     --------
                                                           13,728        6,169
                                                         --------     --------
                                                         $ 17,092     $ 10,357
                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS     NINE MONTHS
                                                  ENDED            ENDED
                                               DECEMBER 31,     DECEMBER 31,
                                              ---------------  ---------------
                                               1995    1996     1995    1996
                                              ------  -------  ------  -------
Revenue:
License fees and other....................... $2,029  $   616  $5,537  $ 2,380
Maintenance fees.............................    773      649   2,404    2,050
                                              ------  -------  ------  -------
    Total revenue............................  2,802    1,265   7,941    4,430
                                              ------  -------  ------  -------
Cost of revenue:
Cost of license fees and other...............    107      522     261      819
Cost of maintenance fees.....................     70      144     292      380
                                              ------  -------  ------  -------
    Total cost of revenue....................    177      666     553    1,199
                                              ------  -------  ------  -------
Gross margin.................................  2,625      599   7,388    3,231
                                              ------  -------  ------  -------
Operating expenses:
Engineering, research and development........    827    1,193   2,461    2,705
Selling and marketing........................  1,200    1,498   3,784    4,714
General and administrative...................    429    2,845     813    3,948
                                              ------  -------  ------  -------
    Total operating expenses.................  2,456    5,536   7,058   11,367
                                              ------  -------  ------  -------
Operating income (loss)......................    169   (4,937)    330   (8,136)
                                              ------  -------  ------  -------
Other income (expense):
  Interest income............................     14       52      35      251
  Interest expense...........................    (32)      (8)    (78)     (24)
  Other, net.................................     --       --      (3)       2
                                              ------  -------  ------  -------
    Total other income (expense).............    (18)      44     (46)     229
                                              ------  -------  ------  -------
Income (Loss) before provision for income
 taxes.......................................    151   (4,893)    284   (7,907)
Provision for income taxes...................     --       --      --       --
                                              ------  -------  ------  -------
Net income (loss)............................ $  151  $(4,893) $  284  $(7,907)
                                              ======  =======  ======  =======
Net income (loss) per share.................. $ 0.01  $ (0.42) $ 0.03  $ (0.69)
                                              ======  =======  ======  =======
Shares used in per share calculation......... 10,504   11,520  10,108   11,473
                                              ======  =======  ======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               NINE MONTHS
                                                                  ENDED
                                                              DECEMBER 31,
                                                             ----------------
                                                              1995     1996
                                                             -------  -------
Cash Flows from Operating Activities:
Net income (loss)........................................... $   284  $(7,907)
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization.............................     602    1,069
  Provision for doubtful accounts...........................              546
Changes in assets and liabilities:
  Accounts receivable.......................................  (1,814)   2,357
  Prepaid expenses and other current assets.................    (294)    (252)
  Accounts payable..........................................     210      (95)
  Accrued expenses..........................................    (390)   1,477
  Deferred revenue..........................................    (271)    (583)
  Other, net................................................      --   (1,463)
                                                             -------  -------
Net cash used in operating activities.......................  (1,673)  (4,851)
                                                             -------  -------
Cash Flows from Investing Activities:
Acquisition of fixed assets.................................    (310)    (577)
Software production costs and software licenses.............    (601)  (1,787)
Proceeds from sale of fixed assets..........................     843       --
                                                             -------  -------
Net cash used in investing activities.......................     (68)  (2,364)
                                                             -------  -------
Cash Flows from Financing Activities:
Principal payments of long-term debt and other liabilities..    (390)     (35)
Proceeds from issuance of common stock......................   3,464      369
                                                             -------  -------
Net cash provided by financing activities...................   3,074      334
                                                             -------  -------
Effect of exchange rate changes on cash.....................      27       22
                                                             -------  -------
Net increase (decrease) in cash and cash equivalents........   1,360   (6,859)
Cash and cash equivalents at beginning of period............   1,248   10,238
                                                             -------  -------
Cash and cash equivalents at end of period.................. $ 2,608  $ 3,379
                                                             =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996--UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

NOTE 1: BASIS OF PRESENTATION AND FINANCIAL STATEMENT INFORMATION

  The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all the disclosures which were presented in the Company's annual report on Form 10-K. These financial statements do not include all disclosures required by generally accepted accounting principles and, accordingly, should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest annual report on Form 10-K.

  In February 1997, the Company restated its unaudited consolidated financial statements for the quarters ended June 30, 1996 and September 30, 1996 to reverse certain transactions and related expenses which were recognized other than in accordance with the Company's accounting policies. The Company has filed Forms 10Q/A for the quarters ended June 30, 1996 and September 30, 1996. The results of operations for the nine months ended December 31, 1996 include the effect of the restatements referred to above.

  In the opinion of management, the consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period. The results of operations presented are not necessarily indicative of the results to be expected for the full year or for any other period.

NOTE 2: STATEMENT OF CASH FLOWS INFORMATION

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
      Supplemental Cash Flow Information:
      Cash paid during the period for:
        Interest................................................. $   78 $   24
        Income taxes............................................. $   -- $   13

NOTE 3: BALANCE SHEET COMPONENTS

                                                          MARCH 31, DECEMBER 31,
                                                            1996        1996
                                                          --------- ------------
      Other Assets:
      Software development costs.........................  $ 1,133    $ 1,697
      Software licenses..................................    1,211      2,735
                                                           -------    -------
                                                             2,344      4,432
      Less accumulated amortization......................   (1,330)    (2,185)
                                                           -------    -------
                                                             1,014      2,247
      Prepaid royalties, net.............................       --      1,359
      Other..............................................      367        225
                                                           -------    -------
                                                           $ 1,381    $ 3,831
                                                           =======    =======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                         DECEMBER 31, 1996--UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

  Accrued Expenses:

                                                          MARCH 31, DECEMBER 31,
                                                            1996        1996
                                                          --------- ------------
Payroll and related costs................................  $  650      $  362
Taxes payable............................................     324         170
Litigation settlement and legal expenses.................      34       1,465
Severance costs..........................................      --         302
Other....................................................     321         495
                                                           ------      ------
                                                           $1,329      $2,794
                                                           ======      ======

  In June 1996, the Company entered into an agreement whereby Silicon Valley Research was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company will co-market with Bell Labs' existing distributors. Pursuant to the four year agreement, the Company has made prepaid royalty payments of $1,500 and has the following quaranteed future royalty payments due to Bell Labs as follows: $250 on January 1, 1997, $1,250 in fiscal 1998, and $1,000 in fiscal 1999.

NOTE 4: REPRICING OF STOCK OPTIONS

  On November 21, 1996, the Compensation Committee of the Board of Directors approved a proposal under which all employees could elect to amend certain options with exercise prices in excess of $2.50 to change the exercise price to the fair market value of the Company's common stock on that date, which was $2.50, with continuation of the existing vesting schedule. Options for the purchase of a total of 1,182 shares were amended.

NOTE 5: LITIGATION

  The Company is subject to litigation in its normal course of business. In December 1994, the Company was named as defendant in an action brought by a competitor in the Santa Clara County Superior Court alleging unfair competition and breach of contract. The third amended complaint, the operative pleading, alleges unfair competition, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and fraud. The plaintiff is seeking attorneys' fees and damages, and enforcement of the contract. The Company has entered into settlement discussions with the plaintiffs and based on the information currently available to management, the Company has established an accrual for the estimated cost of settling the litigation. There can be no assurance that the Company will be able to resolve the litigation on terms acceptable to the Company.

  On January 10, 1997, a competitor filed a complaint in Santa Clara County Superior Court, alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and Anton Krouglyanskiy, a former employee of the competitor and a current employee of the Company. The plaintiff seeks injunction relief, compensation and punitive damages, restitution and attorneys' fees and costs. The parties are engaged in discovery. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

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

RESULTS OF OPERATIONS

REVENUE

  Revenue for the third quarter of fiscal year 1997, which ended December 31, 1996, was $1,265, a decrease from $2,802 in the third quarter a year ago. The 55% decrease in revenues was due to lower license revenue during the quarter ended December 31, 1996, resulting primarily from a reduction in capital investment, particularly by customers in Asia, and increased competition. Revenue for the nine month period endedDecember 31, 1996, was $4,430, a decrease from $7,941 over the nine month period ended December 31, 1995. This 44% decrease is the result of the lower than anticipated revenues in the quarter ended December 31, 1996, also primarily as a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia, and increased competition in the EDA marketplace. International sales, primarily Japan and the Far East accounted for 30% of total revenue in the third quarter of fiscal 1997 compared to 42% in the third quarter a year ago.

  The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, as in the quarter ended December 31, 1996, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

  Cost of license fees and other revenue for the third quarter of fiscal year 1997 was $522, compared to $107 in the third quarter of fiscal 1996. Cost of sales of license fees for the nine months ended December 31, 1996 was $819, compared to $261 in the nine months ended December 31, 1995. Cost of sales of license fees is primarily the amortization of software development costs and amortization of prepaid royalty payments due to third parties and both increased for the quarter and nine months ended December 31, 1996.

  Cost of maintenance fees for the third quarter of fiscal year 1997 was $144 compared to $70 in the third quarter of fiscal 1996. Cost of maintenance fees for the nine months ended December 31, 1996 was $380 compared to $292 for the nine months ended December 31, 1995. Cost of maintenance fees is primarily the cost of providing technical support and technical documentation which increased in fiscal 1997.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

  Engineering, research and development expenses for the third quarter of fiscal year 1997 were $1,193 compared to $827 in the third quarter a year ago. Comparing the third quarter of fiscal 1997 and the third quarter of fiscal 1996, engineering, research and development expenses were 94% and 30% of total revenue, respectively. The dollar and percentage increase in engineering, research and development expenses during this period is due to depreciation of improved capital equipment and software acquisitions and lower capitalized software development costs. Engineering, research and development expenses for the nine months ended December 31, 1996, were $2,705 compared to $2,461 for the nine months ended December 31, 1995. Comparing these periods, engineering, research and development expenses were 61% and 31% of total revenue, respectively. The percentage increases were primarily due to lower revenues. The Company continues to strengthen its engineering capabilities with increased staffing and increased emphasis on development of new technology.

SELLING & MARKETING EXPENSES

  Selling and marketing expenses for the third quarter of fiscal year 1997 increased to $1,498 from $1,200 in the third quarter a year ago. In the third quarter of fiscal 1997 and the third quarter of fiscal 1996, selling and marketing expenses were 118% and 43% of total revenue, respectively. Selling and marketing expenses for the nine months ended December 31, 1996, increased to $4,714 from $3,784 in the nine months ended December 31, 1995. Comparing the nine month periods, selling and marketing expenses were 106% and 48% of total revenue, respectively. The dollar and percentage increases are due to the addition of sales and marketing personnel. The percentage increase is also due to lower revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased to $2,845 for the third quarter of fiscal year 1997, from $429 in the third quarter a year ago. In the third quarter of fiscal 1997 and the third quarter of fiscal 1996, general and administrative expenses were 225% and 15% of total revenue, respectively. General and administrative expenses for the nine months ended December 31, 1996, increased to $3,948 from $813 in the nine months ended December 31, 1995. Comparing the nine month periods, general and administrative expenses were 89% and 10% of total revenue, respectively. The dollar and percentage increases are attributed to approximately $2,400 of significant nonrecurring charges associated with severance arrangements, litigation accruals, costs associated with the Company's restatement of its first and second quarter of fiscal 1997 unaudited consolidated financial statements and additional provisions to the allowance for doubtful accounts receivable recorded during the quarter ended December 31, 1996. The percentage increase is also due to reduced revenues. The Company expects general and administrative expenses to decline in future quarters.

OTHER INCOME (EXPENSE)

  Other income (expense) increased to $44 from $(18) comparing the third quarter of fiscal year 1997 to the third quarter of fiscal 1996. Other income (expense) increased to $229 from $(46) comparing the nine months ended December 31, 1996 with the nine months ended December 31, 1995. Other expenses are primarily interest income and expense and the increases are due to investing the proceeds received in the secondary offering.

LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended December 31, 1996, cash and cash equivalents decreased $6,859 from $10,238 to $3,379. This decrease resulted primarily from cash used by operating activities of $4,851 and $2,364 of cash used for investing activities. The Company's primary unused sources of funds at December 31, 1996, consisted of cash and cash equivalents of $3,379. The Company is obligated to make royalty payments of $2,500 over the next two years. The Company is actively pursuing financing alternatives including debt and equity financings. Should the Company be unable to secure additional financing or the timing of the financing is significantly delayed, the Company will reduce discretionary spending as appropriate. There can be no assurance that such financing can be obtained at favorable terms, if at all.

  The Company is currently engaged in litigation with two competitors. Regardless of the outcome of this pending litigation, the litigation may result in substantial cost and expenses to the Company and significant diversion of efforts by the Company's technical and management personnel. In addition, adverse rulings in the litigation could have a material adverse effect on the Company's business, operating results or financial condition. See Note 5 to the Consolidated Financial Statements and Part II, Item 1 "Litigation".

OTHER FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

  Revenues from license of the SVR GARDS family of products have historically represented a substantial majority of the Company's license revenues. Although the Company has recently introduced its SVR FloorPlacer and SVR SonIC products, the Company expects that revenues from the license of SVR GARDS products will continue to account for a significant portion of the Company's license revenues for the foreseeable future. The life cycles of the Company's products are difficult to predict due to the effect of new product introductions or product enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and competition in the Company's marketplace. Declines in the demand for the SVR GARDS family of products, whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

  The EDA industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex ICs embodying new technologies will require increasingly sophisticated design tools. The Company's future results of operations will depend, in part, upon its ability to enhance its current products and to develop and introduce new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers. The Company has in the past and may in the future experience delays in new product development and product enhancements. There can be no assurance that new products will gain market acceptance or that the Company will be successful in developing and marketing product enhancements or other new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. In addition, all of the Company's current products operate in, and planned future products will operate in, the Unix operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, the Company would be required to port its products to such an operating system, which would be costly and time consuming and could have a material adverse effect on the Company's business, operating results or financial condition. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, the introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products obsolete or unmarketable. Such deferment of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

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

  A small number of customers account for a significant percentage of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company currently sells and markets its products internationally, other than in Japan, through a limited number of distributors. The Company hired new distributors in Europe and Singapore within the last year and is in the process of replacing a distributor in Korea. The Company has little history of performance by its new distributors. In addition, there can be no assurance that the distributors will be able to successfully distribute and support the Company's products on a timely basis or that such distributors will not reduce their efforts devoted to selling the Company's products or terminate their relationship with the Company as a result of competition with other suppliers' products. The loss of or changes in the relationship with or performance by one or more of the Company's international distributors could have a material adverse effect on the Company's business, results of operations and financial condition. There can also be no assurance that the Company's distributor strategy will be successful or that the Company will be able to retain current distributors or to identify new distributors in the future that are acceptable to the Company.

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

                          PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS: In December 1994, Mentor Graphics, Inc., a competitor of the Company, filed an action against the Company in Santa Clara County Superior Court. The third amended complaint, the operative pleading, alleges unfair competition, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment and fraud. The plaintiff is seeking enforcement of the contract, attorney's fees and damages. Mentor Graphics filed a motion for summary adjudication with the court on August 21, 1996. A hearing was held on the motion on November 7, 1996, and the motion was denied. The Company is engaged in settlements negotiations with plaintiff; however, there can be no assurance that there will be any resolution of the litigation on terms acceptable to the Company.

  On January 10, 1997, Gambit Automated Design, Inc., a competitor, filed a complaint in Santa Clara County Superior County (Cv 773345), alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and Anton

Krouglyanskiy, a former employee of Gambit and a current employee of the Company. Plaintiff seeks injunction relief, compensation and punitive damages, restitution and attorneys fees and costs. The parties are engaged in discovery. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

  ITEM 2. CHANGES IN SECURITIES: Not Applicable

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES: Not Applicable

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS: Not
Applicable

  ITEM 5. OTHER INFORMATION: Not Applicable

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

  (A) Exhibits:

 EXHIBIT
 NUMBER  DESCRIPTION OF EXHIBIT
 ------- ----------------------
 (a)(1)  The financial statements filed as part of this Report at Item 1 are listed in the Index to Financial Statements and Financial Statement
         Schedules on page 2 of this Report.
 (a)(2)  The following exhibits are filed with this Quarterly Report on Form
         10-Q:
  3.01   Registrant's Articles of Incorporation as amended to date
         (incorporated by reference to Exhibit 3.01 of Registrant's
         Registration Statement on Form S-1 ( File No. 2-89943) filed March 14,
         1984, as amended (the "1984 Registration Statement")).
  3.02   Registrant's Certificate of Amendment to Articles of Incorporation
         Incorporated by reference to Exhibit 3.02 of Registrant's Registration
         Statement on Form S-2 filed December 6, 1995.
  3.03   Registrant's bylaws, as amended to date (incorporated by reference to
         Exhibit 4.01 of the 1984 Registration Statement).
  3.04   Amendment to Bylaws dated November 12, 1996.
 10.01*  Registrant's 1990 Directors Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated July 10,
         1990).
 10.03*  Registrant's 1988 Stock Option Plan, as amended to date, including the stock option grant form and the stock option exercise notice and agreement (incorporated by reference to Exhibit 10.15 of Registrant's
         Annual Report on Form 10-KSB for the fiscal year ended March 31,
         1993).
 10.05*  Registrant's 1993 Employee Stock Purchase Plan, as amended to date
         (incorporated by reference to Exhibit 10.20 of Registrant's Annual
         Report on Form 10-KSB for the fiscal year ended March 31, 1993).
 10.06   Stock Purchase Agreement dated February 12, 1993 between the
         Registrant and several investors (incorporated by reference to Exhibit
         4.01 of Registrant's current report on Form 8-K filed on April 15,
         1993).
 10.07   Stock Purchase Agreement dated January 19, 1994 between the Registrant and several investors (incorporated by reference to Exhibit 4.01 of
         Registrant's current report on Form 8-K filed on February 4, 1994).
 10.08   Warrant Agreement dated March 22, 1994 between the Registrant and
         Prutech Research and Development Partnership II (incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-
         KSB for the fiscal year ended March 31, 1994).
 10.09   Subordination debt agreement dated September 15, 1994 between the registrant and several investors (incorporated by reference to Exhibit
         4.01 of Registrant's current report on Form 8-K filed on November 4,
         1994).
 10.10*  Employment Agreement dated October 31, 1995 between the Registrant and
         Glenn E. Abood (incorporated by reference to Exhibit 10.10 of
         Registrant's Registration Statement on Form S-2 filed December 6,
         1995).

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

                                          SILICON VALLEY RESEARCH

Date: February 18, 1997                   /s/ Robert R. Anderson
                                          -------------------------------------
                                            Robert R. Anderson
                                            Chairman and Chief Executive
                                            Officer