Form 10-K405
period 1997-03-31
SILICON VALLEY RESEARCH INC
filed 1997-06-30
CIK 708367

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934
         For the fiscal year ended MARCH 31, 1997
--- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ________________ to ________________


COMMISSION FILE NO. 0-13836


                          SILICON VALLEY RESEARCH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA                               94-2743735
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

6360 SAN IGNACIO AVENUE
SAN JOSE, CA                                          95119
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (408) 361-0333

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of bid and asked prices of the Registrant's Common Stock on June 2, 1997 in the over-the-counter market, was approximately $10,000,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 2, 1997, Registrant had approximately 16,764,624 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant's 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of the Form 10-K Report.

The exhibit index appears on sequentially numbered pages 35 through 36.

                                     PART I

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors Affecting Future Results, and elsewhere in this Form 10-K, as well as other risks and uncertainties described in the Company's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Silicon Valley Research, Inc. ("the Company" or "SVR") offers a broad line of integrated placement, routing and floorplanning physical layout software products which enable electronics manufacturers to achieve improved performance and smaller die size in their integrated circuit ("IC") designs. The Company offers products which incorporate its proprietary line probe technology to create denser circuit designs. These products minimize die size, enabling a high performance IC design, and improve manufacturability of the IC, resulting in higher production yield. Further, these products perform at high speed, allowing designers rapid turnaround time for their physical layout tasks, and are highly efficient, requiring less workstation memory to complete the design. The Company has closely linked its IC design floorplanning capabilities to its physical layout tools through common placement and routing algorithms. This enables designers to make placement predictions that closely match the actual placement during the physical layout. The Company's end-user customers include HAL, Hyundai, Motorola, OKI Semiconductor, Samsung Electronics, Sony, Texas Instruments and Yamaha.

INDUSTRY BACKGROUND

Electronics manufacturers face constant pressure to create faster, more complex, and more reliable IC's. To compete effectively, electronics manufacturers must shorten product development cycles, or "time to market" for new products. Electronics manufacturers are also under increasing economic pressure to increase manufacturing yield and reduce die size in order to maximize revenue from semiconductor fabrication facilities. For example, the Semiconductor Industry Association predicts that by 2001, minimum feature sizes for semiconductors will drop 49% from 0.35 micron to 0.18 micron and the number of transistors per chip will rise 433% to approximately 64 million transistors. The interconnecting wire within the IC linking those transistors will approach one and a quarter miles on a chip area of 350 square millimeters. As a result of these trends, electronics manufacturers will require EDA software tools that improve the quality and increase the speed of the design process to remain competitive.

The design cycle for IC's consists of a number of steps: (i) architectural specification, or the definition of the overall architecture of the IC, (ii) design (involving synthesis, functional and timing verification), which describes the desired functionality of the IC, (iii) physical layout, the placement and interconnection (routing) of physical components, and (iv) layout verification which verifies that the physical layout meets the functional specification and manufacturing constraints (design rules). Recent trends in IC design suggest that smaller feature sizes are becoming more commonplace, thereby enabling higher frequency designs. These designs require tighter timing constraints, smaller die size, and lower power requirements, while at the same time maintaining manufacturing yield.

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

SVR PRODUCTS

The Company offers a broad line of products for IC physical design. All of SVR's products run on Unix workstations from Sun Microsystems, Inc. and Hewlett Packard Company and support industry standards such as Motif, X-Windows, GDSII Stram format and EDIF. In addition, the Company has ported two of its products to operate on workstations from HAL Computer Systems. SVR offers interfaces to Mentor Graphics' Falcon Framework and Synopsys, Inc.'s synthesis tools. The Company's products have a similar technology foundation and are modular in nature. Each of the products offered by the Company are sold in a range of configurations based on the size and complexity of the design to be developed with the SVR product. The following summarizes SVR's product families:

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

SVR SONIC: The Company introduced the first version SVR SonIC in 1995, an IC physical layout software product that provides designers with what the Company believes to be the industry's first integrated solution for channel-based placement combined with area-based line probe routing. The major benefit of this technology combination is the ability to achieve 100% design completion quickly within an area-based tool which facilitates ECO design activities and produces smaller die sizes. SVR SonIC adjusts local channel heights within the IC layout to accommodate congested regions and provides 100% timing control through timing-driven placement and routing capabilities. SVR SonIC respects design rules and physical design constraints to ensure a correct-by-construction design. The product includes modules for netlist translation, library generation, channel adjustment, global routing and constructive placement. SVR SonIC is simple to integrate into design flows because all inputs and outputs are based on industry standards such as EDIF, PDEF, SDF and GDSII.

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

SVR JET: Jet is a full custom IC layout editor that offers rich functionality with a flexible user interface. This product is required for library development, analog layout and preparing a layout for manufacturing. Jet offers a full set of primitive objects including real circles, arcs, complex arrays and irregular shapes that allows the tool to support all layout technologies from MOS to GaAs, Bipolar and Hybrid. Jet has the capacity to handle the largest designs with sophisticated hierarchical editing capabilities such as Edit-In-Place and edits across multiple view windows. A compiled macro language allows users to define their own functions and add these to the user interface menus. User defined function keys and screen icons provide functional, all-angle interactive design rule checking (DRC) that can run simultaneously while drawing or in mini-batch mode.

MARKETING AND SALES

The Company's products are marketed principally through its direct sales force in the United States and Japan and Taiwan. The Company has domestic sales/support offices in metropolitan areas of California, Pennsylvania, Massachusetts, Texas, North Carolina and foreign sales offices in Tokyo and Taiwan. The Company also has distributors in Taiwan, Singapore and Europe.

International sales were approximately $4,291, $4,740 and $1,390 for fiscal 1995, 1996 and 1997, respectively, representing 52%, 43% and 25% of total revenue for the respective periods, of which 51%, 41% and 24% came from the Far East, principally Japan and Taiwan. (See Note 11 of Notes to Consolidated Financial Statements).

The Company markets its products both domestically and internationally to integrated circuit designers and manufacturers, large electronic systems manufacturers, and major aerospace, automotive, and consumer electronics companies. Consolidated revenue consists of the following:

Customer                  1995                 1996                1997
--------                  ----                 ----                ----
    A                      12%                  16%                 14%
    B                       *                    *                  19%
    C                       *                   11%                 13%
    D                      10%                   *                   *
    E                      10%                  11%                  *

         *less than 10% of consolidated revenue

The Company licenses its software to customers (except in Japan, where the Company sells its software to customers) under agreements that provide for a license fee or sales price to use the product in perpetuity on a specified computer. License fees for individual products range from approximately $50,000 for the least expensive software to approximately $500,000 for the most complex software product. License revenue represents the major part of the Company's total revenue.

The Company provides software maintenance for a fee, which includes technical support and services such as telephone consultation regarding the use of the products, problem resolution, product enhancements, and distribution. A majority of customers renew their maintenance each year.

PRODUCT DEVELOPMENT

The EDA market is characterized by rapid technological advances in both computer hardware and software. The Company believes that the continued development of new products and enhanced features is critical to its success. Engineering efforts in the past year included:

         - Key improvements to routing and placement technology were made and new versions of all products were developed. Additionally, engineering efforts were devoted to placement and routing within multilevel metal technology environments and the porting of various products to high-performance computing platforms.

         - Significant efforts were focused on the completion of the Company's SonIC product technology.

         - In fiscal 1995, 1996 and 1997, the Company spent approximately $2,172,000, $3,330,000 and $3,609,000, or as a percentage of revenue
         26%, 30% and 66%, respectively, on engineering, research and development. These amounts are net of costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (See Note 1 of Notes to Consolidated Financial Statements).

LICENSING TECHNOLOGY

The Company has the exclusive marketing rights to Bell Labs Design Automation's CLOVER line of deep sub-micron verification products worldwide, with the exception of Japan and Taiwan, where the Company will co-market with Bell Lab's existing distributors. CLOVER is an integrated collection of software product modules with a unique solution to the VLSI layout verification problem of deep submicron designs. Users can purchase separate modules for the various aspects of layout verification their specific design project may require. Furthermore, the hierarchical version of the CLOVER modules requires no extra migration effort from flat designs, and all modules are fully compatible with Cadence's DRACULA format. In addition to leading-edge hierarchical checking, CLOVER includes extremely fast and accurate 3-D extraction; a required technology for deep submicron designs.

Subsequent to year end, the Company announced it signed an OEM agreement with OEA International, Inc., a private software development company, to market OEA's two and three-dimensional (2D/3D) electric field equation solver bundled with SVR's Integrated Circuit (IC) physical design tools. This technology gives SVR the ability to very accurately calculate critical performance parameters for deep sub-micron ICs. OEA's precise analysis algorithm allows SVR products to detect timing errors in advanced high speed ICs without resorting to costly design iterations, thereby shortening the design cycle and extending SVR's solutions to the fastest and most advanced chip designs, including microprocessors, telecommunications and multimedia ICs.

Also, the Company completed the integration and testing of a new high speed automatic placement technology resulting in improved design quality and turnaround time, as well as a smaller design die size, for SVR's SC(TM)and SonIC(TM)families of products. The new placement technology named
TeraCell(TM) has been developed by CLK Computer-Aided Design, Inc. SVR has licensed the TeraCell(TM)placement technology, which is being offered as an option to existing SVR installations and offered with new product sales starting in June, 1997.

MANUFACTURING

The Company's software production operations consist of configuring the existing software product with the proper customer specifications, recording it on magnetic tapes or other recording media, producing user manuals and other documentation, and shipping the product. Shipments are generally made within 30 days after an order is received.

COMPETITION

The EDA software market in which the Company competes is intensely competitive and subject to rapid technological change. The Company currently faces competition from EDA vendors, including Cadence, which currently holds the dominant share of the market for IC physical design software, Avant! and Mentor Graphics. These EDA vendors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company and can devote substantial resources aimed at preventing the Company from enhancing relationships with existing customers or establishing relationships with potential customers. The Company believes that competitive factors in the EDA software market include product performance, price, support of industry standards, ease of use, delivery schedule, product enhancement, and customer technical support and service.

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

PROPRIETARY RIGHTS

The Company relies on contract, trade secret and copyright law to protect its technology. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or duplicate the Company's technology. The Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries.

EMPLOYEES

As of March 31, 1997, the Company employed 68 full-time workers, including 25 in marketing and sales, 35 in engineering and product development and the remainder engaged in administrative activities. Of the 68 full-time employees, 55 were located in the United States, 5 were employed in Taiwan and 8 were employed in Japan. The Company's continued success will depend, in large part, on its ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of the Company's employees is represented by a labor union.

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


ITEM 2. PROPERTIES

The Company's principal administrative, marketing, engineering development and support facilities occupy approximately 19,000 square feet in an office building in San Jose, California. The property is occupied under a five year lease expiring on July 1, 2001.

The Company maintains foreign sales support offices in leased space at one location in Japan and one location in Taiwan. The Company maintains domestic sales support offices in leased space in Boxborough, Massachusetts; Yardley, Pennsylvania; and Austin, Texas.

Management believes that its facilities will be adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

As with other companies in the Company's industry, the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. On January 10, 1997, Gambit Automated Design, Inc. ("Gambit"), a competitor of the Company, filed a complaint alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and Anton Krouglyanskiy, a former employee of Gambit and a current employee of the Company. Gambit seeks injunctive relief, compensation and punitive damages, restitution and attorneys' fees and costs. The parties are currently engaged in discovery. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

In February 1997, the Company and Mentor Graphics Corporation settled a legal action brought by Mentor against the Company in 1994. The Settlement Agreement required the Company to issue 627,451 shares of Common Stock to Mentor and to exchange certain technology. Effective May 15, 1997 the Company registered such shares under the Securities Act pursuant to the terms of the Settlement Agreement. In addition, the Company may be required to issue up to an aggregate of 1,254,902 additional shares of Common Stock to Mentor within 90 days after the effectiveness of the Mentor Registration Statement should the average market price of the Common Stock trade below a certain price. Mentor has the right to require the Company to register any such additional shares under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the Company's fourth quarter.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the Nasdaq National Market under the symbol SVRI. From April 6, 1992 to September 8, 1995, the Company's Common Stock was traded on the NASD Bulletin Board and from September 8, 1995 until February 9, 1996, was traded on the Nasdaq SmallCap Market. The following table sets forth, for the fiscal period indicated, the low and high closing sales prices for the Common Stock as reported by Nasdaq. The closing sales prices prior to September 8, 1995 are calculated using the average of the low ask and high bid prices for each day within the fiscal period. The quotations for the Common Stock traded on the Nasdaq SmallCap Market and the Bulletin Board may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company had approximately 415 shareholders of record and approximately 3,500 beneficial holders as of March 31, 1997.

COMMON STOCK PRICES

Fiscal 1996 Quarter ended    June 30    Sept. 30    Dec. 31   March 31
                             -------    --------    -------   --------
         High                 7 1/4      12 1/2      9 1/2          9
         Low                  2 7/8           6      6 3/4      3 5/8

Fiscal 1997 Quarter ended    June 30    Sept. 30    Dec. 31   March 31
                             -------    --------    -------   --------
         High                 8 3/4       6 3/4      5 1/8      2 1/4
         Low                  3 5/8       4 1/4          2     1 1/16

The Company has not declared or paid dividends on its common stock in fiscal 1995, 1996 and 1997. Certain covenants in the Company's loan agreements restrict the payment of dividends. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

On February 24, 1997, the Company issued 627,451 shares of Common Stock to Mentor pursuant to the settlement of a legal action brought by Mentor against the Company in 1994. See "Legal Proceedings". The issuance of the shares was deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data have been derived from the Company's consolidated financial statements.

For the Years Ended March 31,
(in thousands, except per
         share amounts)

                                           1993        1994        1995        1996        1997
                                           ----        ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Revenue                                  $11,022     $ 7,537      $8,251     $10,947     $  5,504
Operating income (loss)                    1,411      (3,636)        420         530      (10,105)
Net Income (loss)                          1,003      (3,892)        211         569       (9,885)
Net income (loss) per share                 0.20       (0.66)       0.03        0.05        (0.86)
Shares used in per share calculation       4,892       5,886       8,353      10,423       11,479

BALANCE SHEET DATA:

Working capital (deficit)                $ 2,070     $  (298)     $    4     $11,848     $    481
Total assets                               6,582       3,246       5,222      17,092        8,477
Long term obligations,
         less current portion                373          36         794          38          254
Shareholders' equity                       2,358         105         982      13,728        5,058

SUMMARY QUARTERLY DATA - UNAUDITED

                            Jun.30     Sep.30     Dec.31     Mar.31      Jun.30       Sep.30       Dec.31        Mar.31
Quarter Ended                1995       1995       1995       1996        1996         1996         1996          1997
                             ----       ----       ----       ----        ----         ----         ----          ----
(in thousands, except
  per share amounts)
Revenue                     $2,643     $2,496     $2,802     $3,006     $ 2,222      $   943      $ 1,264      $ 1,075
Gross profit                 2,453      2,310      2,625      2,814       2,004          628          598          420
Operating income (loss)         89         72        169        200        (640)      (2,559)      (4,937)      (1,969)
Net income (loss)           $   70     $   63     $  151     $  285     $  (535)     $(2,479)     $(4,893)     $(1,978)
Net income (loss)
  per share                 $ 0.01     $ 0.01     $ 0.01     $  0.03    $ (0.05)     $ (0.22)     $ (0.42)     $ (0.17)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

This Management's Discussion and Analysis of Financial Condition and
Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance, including releases of new products and enhancements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 7 and elsewhere in this Form 10-K, as well as other risks and uncertainties described in the Company's other reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

REVENUE

Total revenue decreased from $10,947 in fiscal 1996 to $5,504 in fiscal 1997. Total revenue was $8,251 in fiscal 1995. The decrease in revenues in fiscal 1997 resulted primarily from lower license revenue in Asia as a result of a reduction in capital investment by semiconductor manufacturers and increased competition in the EDA marketplace, in general. International sales were approximately $4,291, $4,740 and $1,390 for fiscal 1995, 1996 and 1997, respectively, representing
52%, 43% and 25% of total revenue for the respective periods. Fiscal 1996 benefited from increased license fee revenue as a result of the release of product enhancements, as well as the introduction of new products. Fiscal 1998 has an aggressive new product plan, including new releases of significant enhancements for each of the Company's primary products. However, there can be no assurance that these new products and enhancements will be released on a timely basis, if at all, or will gain market acceptance. See "Other Factors Affecting Future Results-New Products and Rapid Technological Change; Risk of Product Defects".

In fiscal 1995, 1996 and 1997 maintenance revenue was $3,125, $3,197 and $2,620, respectively. Maintenance fees revenue as a percentage of total revenue was 38%, 29% and 48% for fiscal 1995, 1996 and 1997, respectively. The decline in maintenance fees revenue in fiscal 1997 was due to reduced license sales.

In February 1997, the Company restated its unaudited consolidated financial statements for the quarters ended June 30, 1996 and September 30, 1996 to reverse certain transactions and related expenses which were recognized other than in accordance with the Company's accounting policies. The Company has filed Forms 10Q/A for the quarters ended June 30, 1996 and September 30, 1996. The results of operations for the year ended March 31, 1997 include the effect of the restatements referred to above.

The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. If revenue levels are below expectations, as in fiscal 1997, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

For fiscal 1995, 1996 and 1997, cost of license fees and other was $131, $388 and $1,308, respectively. Cost of license fees and other as a percentage of total revenue was 2%, 4% and 24% for fiscal 1995, 1996 and 1997, respectively. Cost of license fees and other consists primarily of the amortization of capitalized software development costs and royalty expense. The increase in fiscal 1997 was primarily the result of an increase in royalty expense and amortization of capitalized development costs.

For fiscal 1995, 1996 and 1997, cost of maintenance fees was $383, $357 and $546, respectively. Cost of maintenance fees as a percentage of total revenue was 5%, 3% and 10% for fiscal 1995, 1996 and 1997, respectively. Cost of maintenance fees is primarily the cost of providing technical support and technical documentation which increased in fiscal 1997. The percentage increase in fiscal 1997 was primarily due to reduced revenue levels.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

Engineering, research and development expenses for fiscal 1995, 1996 and 1997 were $2,172, $3,330 and $3,609, respectively. The increase in engineering, research and development expenses in fiscal 1996 and 1997 was primarily due to an increase in headcount in support of the Company's expanded product development program for SVR GARDS and SVR SonIC. The Company also experienced an increase in computer equipment costs related to the additional engineering personnel and the depreciation of upgrades to existing computer equipment. The Company's commitment to engineering, research and development continued in fiscal 1997, with the addition of an engineering staff in its Taiwan office and a quality assurance department in the U.S. late in the year.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for fiscal 1995, 1996 and 1997 were $4,338, $5,145 and $5,914, respectively. In fiscal 1996, selling and marketing expenses increased primarily due to an increase in sales and marketing personnel. The increase in fiscal 1997 resulted primarily from the opening of sales offices in Taiwan, Massachusetts and North Carolina.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for fiscal 1995, 1996 and 1997 were $807, $1,197, and $4,232, respectively. The increase in fiscal 1996 was the result of additions to the senior management team. In fiscal 1997, the Company recorded approximately $3,000 of nonrecurring charges associated with severance arrangements, litigation accruals, costs associated with the Company's restatement of its first and second quarter financial results and additional provisions, such as doubtful accounts receivable.

OTHER INCOME (EXPENSE)

Other income (expense) for fiscal 1995, 1996 and 1997 was $(28), $44 and $222, respectively. Other income in fiscal 1996 and 1997 resulted primarily from net interest income from investing the proceeds received in the secondary offering.

PROVISION FOR INCOME TAXES

The provision for income taxes for fiscal 1995, 1996 and 1997 was $181, $5 and $2, respectively. The decrease in fiscal 1996 was due to the restructuring of the Japan intercompany agreement and is substantially below the federal statutory rate due to the utilization of net operating losses. The provision for fiscal 1995 consisted primarily of federal alternative minimum tax, state taxes and Japanese withholding taxes.

As of March 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $18,000 and $3,800, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $400 and $100, respectively. The net operating loss and credit carryforwards will expire at various dates in 1998 through 2011, if not utilized (see Note 9 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations, including increases in accounts receivable and capital equipment acquisitions, primarily through private and public sales of equity securities and to a lesser extent, cash generated from operations. In fiscal 1995, 1996 and 1997, the Company received cash of $415, $12,297 and $1,204, respectively, from public and private placements of Common Stock and the exercise of warrants and options to purchase Common Stock. In addition, in fiscal 1995, the Company received approximately $1,047 from the sale of subordinated debt securities and the sale of a minority interest in the Company's Japanese subsidiary.

The Company has incurred operating losses throughout fiscal 1997 and expects such losses to continue at least in the near term as it expands its product development and marketing capabilities. Prior to that, the Company generated minimal net income from operations during the six preceding quarters. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow at least through mid-fiscal 1998 and potentially thereafter.

The Company's operating activities provided cash of $796 in fiscal 1995 and used cash of $1,825 and $6,731 in fiscal 1996 and 1997, respectively. Fiscal 1997 includes cash payments of $1,750 made towards the acquisition of the exclusive marketing rights to Bell Labs' line of deep submicron verification products with future prepaid royalty payments totaling $2,250 due in fiscal 1998 and 1999.

Investment activities, primarily comprising capitalized software development costs, acquired fixed assets and purchased software licenses, were $832, $1,124 and $2,589 for fiscal 1995, 1996 and 1997, respectively.

The Company's primary unused sources of funds at March 31, 1997 consisted of cash and cash equivalents of $2,064. Subsequent to March 31, 1997, the Company completed a private placement of equity securities, increasing its capital base by approximately $4,000 and received a commitment for an additional line of credit of $2,000 from its bank. The Company believes its cash and cash generated from operations and available borrowings, will be sufficient to finance its operations at least through its 1998 fiscal year.

Nevertheless, the Company may require additional financing. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. The Company may be prevented or restricted from raising additional funds by issuing equity securities or securities convertible into Common Stock unless the Company amends its Articles of Incorporation to increase the number of authorized shares of Common Stock. The Company intends to seek shareholder approval to increase the Company's authorized shares of Common Stock at its next annual shareholder meeting. However, no assurance can be given as to whether such shareholder approval will be obtained in a timely manner, if at all. The Company has no commitments or arrangements to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The unavailability or timing of any financing, could prevent or delay the continued development and marketing of the products of the Company and could require substantial curtailment of operations of the Company.

OTHER FACTORS AFFECTING FUTURE RESULTS

DEPENDENCE ON SINGLE PRODUCT LINE. Revenues from sales of the SVR GARDS family of products have historically represented a substantial majority of the Company's revenues. Although the Company has introduced its SVR SonIC family of products, the Company expects that revenues from the sale of SVR GARDS products will continue to account for at least a significant portion of the Company's revenues for the foreseeable future. The life cycles of the Company's products are difficult to predict due to the effect of new product introductions or product enhancements by the Company or its competitors, market acceptance of new and enhanced versions of the Company's products and competition in the Company's marketplace. Declines in the demand for the SVR GARDS family of products, whether as a result of competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT DEFECTS. The EDA industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex ICs embodying new technologies will require increasingly sophisticated design tools. The Company's future results of operations will depend, in part, upon its ability to enhance its current products and to develop and introduce new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers. The Company has in the past, and may in the future, experience delays in new product development and product enhancements.

In June 1996, the Company entered into an agreement whereby it was granted the exclusive marketing rights to Bell Labs CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company will co-market with Bell Labs existing distributors. In addition, the Company has recently released, or intends to release, significant upgrades to GARDS to provide a new Power Router, to SonIC to provide a new placer and new routing capabilities, and to SC to provide a rewritten Global Router and fast new placement. There can be no assurance that these new products will gain market acceptance or that the Company will be successful in developing and marketing product enhancements or other new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance or that the Company's strategic partnership relationship with Bell Labs will continue or achieve anticipated results.

In addition, all of the Company's current products operate in, and planned future products will operate in, the Unix operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, the Company would be required to port its products to such an operating system, which would be costly and time consuming and could have a material adverse effect on the Company's business, operating results or financial condition. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, the introduction, or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company, or one or more of its competitors, will not cause customers to defer purchases of existing Company products. Such deferment of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. Although the Company has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could have a material effect upon the Company's business, operating results or financial condition.

DEPENDENCE ON CERTAIN CUSTOMERS AND RESELLERS. A small number of customers account for a significant percentage of the Company's total revenue. In fiscal 1995, HAL Computer Systems, Inc., a subsidiary of Fujitsu Ltd ("HAL"), accounted for 12% and Sony Corporation and Yamaha Corporation ("Yamaha") each accounted for 10% of the Company's total revenue. In fiscal 1996, HAL accounted for 16% and Motorola and Yamaha each accounted for 11% of the Company's total revenue. In fiscal 1997, HAL accounted for 14%, Lucent Technologies accounted for 19% and Motorola, Inc. accounted for 13% of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company currently sells and markets its products overseas, other than in Japan and Taiwan, through a limited number of distributors. The Company has a limited history of performance by its distributors. In addition, there can be no assurance that the new distributors will be able to successfully distribute and support the Company's products on a timely basis or that such distributors will not reduce their efforts devoted to selling the Company's products or terminate their relationship with the Company as a result of competition with other suppliers' products. The loss of, or changes in, the relationship with, or performance by, one or more of the Company's international distributors could have an adverse effect on the Company's business.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Numerous factors may materially and unpredictably affect operating results of the Company, including the uncertainties of the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined, and, as a result, the Company operates with no significant backlog. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter, with these revenues frequently concentrated in the last two weeks of the quarter. Operating results would be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses vary with its revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's revenues will increase or that the Company will achieve profitability.

LENGTHY SALES CYCLE. The licensing and sales of the Company's software products generally involves a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Because the timing of customer orders is hard to predict, the Company believes that its quarterly operating results are likely to vary significantly in the future. Actual results of the Company could vary materially as a result of a variety of factors, including, without limitation, the high average selling price and long sales cycle for the Company's products, the relatively small number of orders per quarter, dependence on sales to a limited number of large customers, timing of receipt of orders, successful product introduction and acceptance of the Company's products and increased competition.

DEPENDENCE UPON SEMICONDUCTOR AND ELECTRONICS INDUSTRIES; GENERAL ECONOMIC AND MARKET CONDITIONS. The Company is dependent upon the semiconductor and more generally, the electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions during which the number of new IC design projects often decreases. Purchases of new licenses from the Company are largely dependent upon the commencement of new design projects, and factors negatively affecting any of these industries could have a material adverse effect on the Company's business, operating results or financial condition. The Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in either the semiconductor or electronics industry.

COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS; DISCLOSURE RELATING TO
LOW-PRICED STOCK The Company's Common Stock is quoted on the Nasdaq National Market ("The National Market"). However, in order to continue to be included in the National Market, a company must meet certain maintenance criteria. Continued inclusion also requires two market makers and a minimum bid price of $1.00 per share; provided, however, that if a company falls below such minimum bid price, it will remain eligible for continued inclusion in the National Market if the market value of the public float is at least $3,000,000 and the company has $4,000,000 in net tangible assets. The Nasdaq Stock Market, Inc. ("Nasdaq") has recently proposed new maintenance criteria which, if implemented, would eliminate the exception to the $1.00 per share minimum bid price and require, amoung other things, $4,000,000 in net tangible assets and $5,000,000 market value of the public float. Failure to meet these maintenance criteria in the future may result in the delisting of the Company's Common Stock from the National Market and the quotation of the Company's Common Stock on the Nasdaq SmallCap Market (the "SmallCap Market") if the requirements for inclusion on the Small Cap Market are met. As a result of quotation on the SmallCap Market, an investor may find it more difficult to dispose of the Company's Common Stock.

Failure to meet the SmallCap Market inclusion criteria, or the failure to meet the SmallCap Market maintenance criteria if the initial SmallCap Market inclusion criteria are met, may result in the delisting of the Company's Common Stock from Nasdaq. Trading, if any, in the Company's Common Stock would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.


MANAGEMENT TRANSITION

The Company is experiencing a period of management transition that has placed, and may continue to place, a significant strain on its resources, including its personnel. Robert R. Anderson resumed the role of Chief Executive Officer in December, 1996 and has assembled a new senior management team. The Company's ability to manage growth successfully will require its new management personnel to work together effectively and will require the Company to improve its operations, management and financial systems and controls. If the Company management is unable to manage this transition effectively, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected.

INFLATION

To date, inflation has not had a significant impact on the results of the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index to Financial Statements and Financial Statement Schedules

FINANCIAL STATEMENTS:

         Report of Independent Accountants                                                   16
         Report of Previous Independent Accountants                                          17
         Report of Management                                                                18
         Consolidated Balance Sheet as of March 31, 1996 and 1997                            19
         Consolidated Statement of Operations for the years ended March 31,
              1995, 1996 and 1997                                                            20
         Consolidated Statement of Changes in Shareholders' Equity for the years
              ended March 31, 1995, 1996 and 1997                                            21
         Consolidated Statement of Cash Flows for the years ended March 31,
              1995, 1996 and 1997                                                            22
         Notes to Consolidated Financial Statements                                          23-32

FINANCIAL STATEMENT SCHEDULE:

         Schedule II - Valuation and Qualifying Accounts                                     33

All other financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Silicon Valley Research, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Silicon Valley Research, Inc. and its subsidiaries at March 31, 1996 and March 31, 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP

San Jose, California
May 27, 1997

REPORT OF PREVIOUS INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Silicon Valley Research, Inc.

We have audited the consolidated statements of operations, shareholder's equity and cash flows of Silicon Valley Research, Inc. for the year ended March 31, 1995 and financial statement schedule for the year ended March 31, 1995 listed on page 15 of the Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of the operations and the cash flows of Silicon Valley Research, Inc. for the year ended March 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 6 to the consolidated financial statements, the Company is a defendant in a lawsuit alleging unfair competition and breach of contract and seeking attorneys' fees, punitive damages, and enforcement of the contract. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.


/s/   Coopers & Lybrand L.L.P.


San Jose, California
May 23, 1995

REPORT OF MANAGEMENT

To Our Shareholders:

The consolidated financial statements have been prepared by the Company, and we are responsible for their content. They are prepared in conformity with generally accepted accounting principles, and in this regard we have undertaken to make informed judgments and estimates, where necessary, of the expected effects of events and transactions. The other financial information in this annual report on Form 10-K is consistent with that in the consolidated financial statements.

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






Robert R. Anderson                          Laurence G. Colegate, Jr.
Chairman of the Board                       Senior Vice President,
and Chief Executive Officer                 Finance and Administration




San Jose, California
June 18, 1997

                          SILICON VALLEY RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEET

March 31,                                            1996          1997
(in thousands)                                     --------      --------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                          $ 10,238      $  2,064
Accounts receivable, net of allowances of
         $25 in 1996 and $150 in 1997                 4,650         1,129
Prepaid expenses and other current assets               286           453
                                                   --------      --------
                                                     15,174         3,646

Fixed assets, net                                       537           879

Other assets, net                                     1,381         3,952
                                                   --------      --------
                                                   $ 17,092      $  8,477
                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                   $    321      $    515
Accrued expenses                                      1,329         1,443
Deferred maintenance revenue                          1,537         1,018
Current portion of long-term debt                       139           189
                                                   --------      --------
                                                      3,326         3,165
                                                   --------      --------
Long-term debt, less current portion                     38           254
                                                   --------      --------
Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
         authorized; 1,000 shares
         issued and outstanding; none                    --            --
Common stock,  no par value;
         authorized; 25,000 shares
         issued and outstanding; 11,308 shares
          in 1996 and 12,227 shares in 1997          31,171        32,375
Accumulated deficit                                 (17,423)      (27,308)
Cumulative translation adjustment                       (20)           (9)
                                                   --------      --------
                                                     13,728         5,058
                                                   --------      --------
                                                   $ 17,092      $  8,477
                                                   ========      ========



       The accompanying notes are an integral part of these consolidated financial statements.

                          SILICON VALLEY RESEARCH, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


Years Ended March 31,                                                  1995          1996          1997
(in thousands, except per share data)                                 -------      --------      --------
REVENUE
License fees and other                                                $ 5,126      $  7,750      $  2,884
Maintenance fees                                                        3,125         3,197         2,620
                                                                      -------      --------      --------
         Total revenue                                                  8,251        10,947         5,504
                                                                      -------      --------      --------

COST OF REVENUE
License fees and other                                                    131           388         1,308
Maintenance fees                                                          383           357           546
                                                                      -------      --------      --------
         Total cost of revenue                                            514           745         1,854
                                                                      -------      --------      --------

GROSS PROFIT                                                            7,737        10,202         3,650
                                                                      -------      --------      --------

OPERATING EXPENSES
Engineering, research and development                                   2,172         3,330         3,609
Selling and marketing                                                   4,338         5,145         5,914
General and administrative                                                807         1,197         4,232
                                                                      -------      --------      --------
         Total operating expenses                                       7,317         9,672        13,755
                                                                      -------      --------      --------

Operating income (loss)                                                   420           530       (10,105)
                                                                      -------      --------      --------

OTHER INCOME (EXPENSE)
Interest income                                                            11           102           276
Interest expense                                                          (89)          (98)          (55)
Other, net                                                                 50            40             1
                                                                      -------      --------      --------
         Total other income (expense)                                     (28)           44           222
                                                                      -------      --------      --------

Income (loss) before provision for income taxes                           392           574        (9,883)

Provision for income taxes                                                181             5             2
                                                                      -------      --------      --------

NET INCOME (LOSS)                                                     $   211      $    569      $ (9,885)
                                                                      =======      ========      ========

Net income (loss) per share                                           $  0.03      $   0.05      $  (0.86)
                                                                      =======      ========      ========

Shares used in per share calculations                                   8,353        10,423        11,479
                                                                      =======      ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                          SILICON VALLEY RESEARCH, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                         Cumulative
                                        Common Stock        Accumulated  Translation
(In thousands)                       Shares       Amount      Deficit    Adjustments    Total
--------------                       ------       ------      -------    -----------    -----
BALANCES, MARCH 31, 1994              7,533      $ 18,187   $ (18,203)   $  121      $    105

Common stock issued under
    stock option and stock
    purchase plans                      182           307                                 307
Sale of 3% of Japanese
    subsidiary, net of minority
    interest and issuance costs                       272                                 272
Proceeds from issuance
    of warrants for common stock                       77                                  77
Warrants for common stock
    issued in conjunction with debt
    and severance agreements                           31                                  31
Foreign currency translation
    adjustment                                                              (21)          (21)
Net income                                                        211                     211
                                     ------      --------   ---------    ------      --------
BALANCES, MARCH 31, 1995              7,715        18,874     (17,992)      100           982

Common stock issued under
    stock option and stock
    purchase plans                      259           528                                 528
Proceeds from issuance
    of common stock, net of
    issuance costs                    3,172        11,583                              11,583
Common stock issued on exercise
    of warrants                         162           186                                 186
Foreign currency translation
    adjustment                                                             (120)         (120)
Net income                                                        569                     569
                                     ------      --------   ---------    ------      --------
BALANCES, MARCH 31, 1996             11,308        31,171     (17,423)      (20)       13,728

Common stock issued under
    stock option and stock
    purchase plans                      144           339                                 339
Common stock issued on
    settlement of litigation(Note 6)    628           800                                 800
Common stock issued on
    exercise of warrants                147            65                                  65
Foreign currency translation
    adjustment                                                               11            11
Net loss                                                       (9,885)                 (9,885)
                                     ------      --------   ---------    ------      --------
BALANCES, MARCH 31, 1997             12,227      $ 32,375   $ (27,308)   $   (9)     $  5,058
                                     ======      ========   =========    ======      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                          SILICON VALLEY RESEARCH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended March 31,                                         1995          1996          1997
(in thousands)                                              -------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                           $   211      $    569      $ (9,885)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization:
              Fixed assets                                      110           394           517
              Software development costs                         66           315           593
              Software licenses                                  83           152           427
         Changes in assets and liabilities, net :
              Accounts receivable                              (513)       (3,145)        3,364
              Prepaid expenses and other current assets          43          (326)         (173)
              Accounts payable                                   (2)          202           201
              Accrued expenses                                  193          (130)          141
              Deferred maintenance revenue                      585           182          (442)
              Other, net                                         20           (38)       (1,474)
                                                            -------      --------      --------
Net cash provided by (used in) operating activities             796        (1,825)       (6,731)
                                                            -------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                    (288)         (452)         (653)
Capitalization of software development costs and
     purchase of software licenses                             (544)         (672)       (1,936)
                                                            -------      --------      --------
Net cash used in investing activities                          (832)       (1,124)       (2,589)
                                                            -------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments of long-term debt                         (1,393)       (1,393)         (164)
Proceeds from sale/leaseback                                     --           843            --
Proceeds from sale of minority interest in subsidiary           250            --            --
Proceeds from subordinated debt offering                        775            --            --
Proceeds from issuance of common stock                          307        12,111         1,139
Proceeds from issuance of warrants                               77           186            65
Net proceeds from notes payable                                 777           175            --
                                                            -------      --------      --------
Net cash provided by financing activities                       793        11,922         1,040
                                                            -------      --------      --------

Effect of exchange rate changes on cash                         (32)           17           106
                                                            -------      --------      --------
Net increase (decrease) in cash and cash equivalents            725         8,990        (8,174)
Cash and cash equivalents at beginning of year                  523         1,248        10,238
                                                            -------      --------      --------

Cash and cash equivalents at end of year                    $ 1,248      $ 10,238      $  2,064
                                                            =======      ========      ========


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

REVENUE RECOGNITION

Revenues comprise license fees for the Company's software products (except in Japan where revenues comprise sales of the Company's software products) and fees for services complementing its products, including annual maintenance and support, training and consulting.

Revenue from licenses is generally recognized when a customer purchase order has been received, a license agreement has been executed, the software has been shipped, remaining obligations are insignificant, and collection of the resulting account receivable is probable. Provisions for insignificant vendor obligations are recorded at the time products are shipped.

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

INVESTMENT IN SUBSIDIARIES AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries in Japan and Taiwan after elimination of all significant intercompany accounts and transactions. Minority interest in net assets and income (loss) for the years then ended are not significant.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the statement of cash flows and balance sheet include cash on hand and investments with original or remaining maturities at the date of purchase of 90 days or less.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consists principally of accounts receivable. The composition of the Company's accounts receivable with respect to the semiconductor industry is characterized by generally short collection terms. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States and Far East. Generally, the Company performs ongoing evaluation of its customers financial condition and does not require collateral, allowances for potential credit losses are maintained and such losses have been within management's expectations. At March 31, 1996 and 1997, four and five customers accounted for 59% and 63%, respectively, of the Company's total receivables. At March 31, 1996 and 1997, two Japanese customers accounted for 24% and 30%, respectively, of the Company's total receivables.

ENGINEERING, RESEARCH AND DEVELOPMENT COSTS

Engineering, research and development costs consist principally of research and development expenditures in connection with new products, improvements to existing products, maintenance, and documentation, all of which are charged to expense as incurred.

The Company capitalizes software development costs incurred after establishing technological feasibility of the product (using the working model concept method) until the product is available for general release.

Capitalized software development costs are amortized and included in cost of license fees and other revenues using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or on a straight-line basis over the expected economic life of the product, generally estimated to be 30 months.

FIXED ASSETS

Fixed assets are recorded at cost. Equipment acquired under capital lease obligations is recorded at the lower of fair market value or the present value of the future minimum lease payments at the inception of the lease. Depreciation of fixed assets is computed on the straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Capitalized leases are generally amortized over the shorter of the life of the lease or the life of the asset. Software licenses are generally amortized on the straight-line basis over 30 months.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

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

FOREIGN EXCHANGE CONTRACTS

Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. Intercompany payments for Company products are made in U.S. dollars. In order to reduce the risk of loss due to changes in exchange rates between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible. Gains and losses resulting from these contracts, which to date have been insignificant, are recorded in general and administrative expense as the Company does not have any firm commitments to third parties related to the Company's intercompany foreign currency transactions. Foreign exchange contracts had notional amounts outstanding of $281 and $117 at March 31, 1996 and 1997, respectively. The foreign exchange contracts, which generally have maturities that do not exceed six months, are contracts for delayed delivery of securities at a purchase date and at a specified price. Risks arise equal to the notional amount of the contracts from the possible inability of counter parties to meet the terms of these contracts and from movements in currency values. The other parties to these contracts consist of a limited number of major financial institutions. The Company does not expect any significant losses as a result of default by other parties. The cash requirements under these foreign exchange contracts are not significant.

INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws.

STOCK-BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"). "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock based compensation plans, and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has elected to continue to measure compensation costs using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of SFAS 123 (See Note 8). As such, adoption of SFAS 123 has had no impact on the Company's financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which is effective for the Company's fiscal year ending March 31, 1998, redefines earning per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the Company since earnings per share reported under Accounting Principles Board Opinion No. 15 approximates diluted earnings per share, which will be reported under SFAS 128.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure of certain information related to the Company's capital structure and is not anticipated to have a material impact on the Company's financial position or results of operations.

NOTE 2   FIXED ASSETS

                                                            March 31,
Fixed assets comprise:                                 1996          1997
                                                    ----------    ----------
Computer equipment                                  $    1,805    $    2,281
Office equipment                                           324           607
                                                    ----------    ----------
                                                         2,129         2,888
Less accumulated depreciation and amortization          (1,592)       (2,009)
                                                    ----------    ----------
                                                    $      537    $      879
                                                    ==========    ==========

Fixed assets acquired under capital leases included above are as follows:
Computer equipment                                  $      506    $      489
Less accumulated amortization                             (350)         (283)
                                                    ----------    ----------
                                                    $      156    $      206
                                                    ==========    ==========

NOTE 3   OTHER ASSETS

                                        March 31,
Other assets comprise:              1996         1997
                                   -------      -------
Software development costs         $ 1,133      $ 2,163
Software licenses                    1,211        2,388
                                   -------      -------
                                     2,344        4,551
Less accumulated  amortization      (1,330)      (2,425)
                                   -------      -------
                                     1,014        2,126
Loan to officer                        100           --
Prepaid royalties                       --        1,592
Other                                  267          234
                                   -------      -------
                                   $ 1,381      $ 3,952
                                   =======      =======

Software development costs capitalized during 1995, 1996 and 1997 were $487, $646, and $1,045, respectively. Other consists primarily of deposits on facilities and equipment leases.

NOTE 4   ACCRUED EXPENSES

                                    March 31,
Accrued expenses comprise:       1996       1997
                                ------     ------
Accrued payroll and
         related costs          $  650     $  434
Taxes payable                      324        108
Other                              355        901
                                ------     ------
                                $1,329     $1,443
                                ======     ======

Other consists of accruals related to expenses incurred in the normal course of business, such as professional fees, utilities, and travel and sales expenses.

NOTE 5   LONG-TERM DEBT

                                      March 31,
Long-term debt comprise:           1996       1997
                                  -----      -----
Capitalized lease obligations     $ 177      $ 200
Note payable                         --        243
                                  -----      -----
                                    177        443
Less current portion               (139)      (189)
                                  -----      -----
                                  $  38      $ 254
                                  =====      =====

The Company has a $300 equipment line of credit with its bank. The line bears interest at prime plus two percent, 10.5% at March 31, 1997. The line is available for advances to purchase equipment and software through September 30, 1997. The line of credit is collateralized by substantially all of the assets of the Company. The terms of the credit agreement require minimum amounts of net worth, maximum ratios of indebtedness to net worth and minimum quarterly after tax profits. Amounts outstanding at March 31, 1997 were $243.

The aggregate principal payments of long-term debt and minimum lease payments under capitalized lease obligations for the next five fiscal years ending March 31 are as follows:

               1998                                     $ 214
               1999                                       162
               2000                                        91
               2001                                        24
               2002                                        12
                                                        -----
                                                          503
               Less amounts representing interest         (60)
                                                        -----
                                                        $ 443
                                                        =====

Subsequent to March 31, 1997, the company received a commitment for an additional line of credit from its bank. The revolving line of credit will provide for borrowings up to $2,000 with available borrowings limited to certain percentages of eligible accounts receivable. Interest at prime plus one percent (9.5% at March 31, 1997) will be due monthly with principal due one year from the completion of loan documents.

NOTE 6   COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters in the United States through June 30, 2001, and sales offices in the United States, Taiwan and Japan under operating leases expiring at various dates, including renewal options, through 2001. In addition, the Company leases certain computer and office equipment under operating leases expiring at various dates through 1999. In November, 1995, the Company signed a sale and leaseback agreement relating to computer equipment. The Company received cash of $843 under this transaction and in return the Company is obligated to make lease payments for 42 months. Non-cancelable rental payments over the term of leases exceeding one year are as follows:

                         1998               $  842
                         1999                  635
                         2000                  540
                         2001                  135
                         2002                    4
                                            ------
                                            $2,156
                                            ======

The Company is generally responsible for its pro rata share of taxes, maintenance and insurance on the facilities. Rental expense aggregated $999, $1,041 and $935 in 1995, 1996 and 1997, respectively.

In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company will co-market with Bell Labs existing distributors. Pursuant to the four year agreement, the Company has made prepaid royalty payments of $1,750 and has future prepaid royalty payments due to Bell Labs of $1,250 in fiscal 1998 and $1,000 in fiscal 1999.

The Company is subject to various types of litigation during its normal course of business. In January, 1997, Gambit Automated Design, Inc. ("Gambit"), a competitor of the Company, filed a complaint alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and a former employee of Gambit who is a current employee of the Company. Gambit seeks injunctive relief, compensation and punitive damages, restitution and attorneys fees and costs. The parties are currently engaged in discovery. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

In February 1997, the Company and Mentor Graphics Corporation ("Mentor") settled a legal action brought by Mentor against the Company in 1994. The Settlement Agreement required the Company to issue 627 shares of Common Stock to Mentor and to exchange certain technology. The Company agreed to register such shares under the Securities Act. In addition, as of August 13, 1997, the Company may be required to issue up to an aggregate of 1,255 additional shares of Common Stock to Mentor should the average market price of the Common Stock trade below a certain minimum price. Mentor has the right to require the Company to register any such additional shares under the Securities Act.

NOTE 7   SAVINGS AND INVESTMENT PLAN

The Company has the Silicon Valley Research, Inc. Savings and Investment Plan and Trust ("the Plan"), qualified under Sections 401(k) and 401(a) of the Internal Revenue Code. The Plan provides for tax-deferred automatic salary deductions and alternative investment options. Employees are eligible to participate after completion of two months of employment. Participants may apply for loans from their accounts.

The Plan permits Company contributions determined annually by the Board of Directors. Contributions authorized, if any, will not exceed amounts allowed by Internal Revenue Code Section 404. Allocation of employer contributions to participants accounts is determined by the Board of Directors at the time of contribution. The Company contributed $10, $22 and $25 to the Plan during fiscal 1995, 1996 and 1997, respectively. Administrative costs paid by the Company were insignificant during fiscal 1995, 1996 and 1997.

NOTE 8   CAPITAL STOCK

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

On April 16, 1997, the Company completed a private placement of units comprising 4,517 shares of Common Stock and warrants to purchase an additional 4,517 shares of Common Stock at $1.31 per share, with proceeds to the Company of approximately $4,000. The shares of Common Stock are unregistered. The Company will file a registration statement with the Securities Exchange Commission on or before August 14, 1997 as part of the private placement agreement. One director, one officer/director and two officers participated in the private placement.

PUBLIC OFFERING

On February 13, 1996, the Company closed on a public offering selling 2,000 shares of common stock for $9,400 (cost of issuance amounted to approximately $652). Two shareholders also sold 2,408 shares of common stock in this offering.

STOCK OPTIONS

At March 31, 1997, the Company has reserved 2,453 shares of common stock for issuance under its employee stock option plan and Directors Stock Option Plan. Options are granted under the employee stock option plan by an Option Committee designated by the Board of Directors at an exercise price equal to the fair market value as of the date of the grant and generally vest over three to four years after one year from the date of the grant.

Under the Directors' Stock Option Plan, options are granted automatically on the effective date of the Plan to existing Board of Director members or upon initial election or appointment of a member of the Board of Directors for up to 20 shares of the Company's common stock, and thereafter annually for up to 3 shares of the Company's common stock at an exercise price equal to the fair market value, as determined by the closing trading price on the grant date. The options generally vest in equal monthly installments over three to four years after one year from the date of the grant.

On November 21, 1996, the Compensation Committee of the Board of Directors approved an offer to all employees permitting an election to amend options with exercise prices in excess of $2.50 to change the exercise price to the fair market value of the Company's common stock on that date, which was $2.50, with continuation of the existing vesting schedule. Options for the purchase of a total of 1,182 shares were amended.

On February 11, 1997 the Company's Board of Directors approved a non-qualified option grant to its Audit Committee. The Options totaled 25 shares of the Company's common stock with an exercise price of $1.44. The Options were fully vested and exercisable on the date of grant.

At March 31, 1997, options to purchase 302 shares of common stock were vested, and 792 shares of common stock were available for future grant.

The following table summarizes stock option activity under the Company's Plans:

                                           For the year ended              For the year ended
                                             March 31, 1996                  March 31, 1997
                                             --------------                ------------------
                                                    Weighted-Average               Weighted-Average
                                        Shares       Exercise Price     Shares      Exercise Price
                                        ------       --------------     ------      --------------
Outstanding at beginning of year           970         $   2.13         1,251         $   3.81
Granted                                    879             4.59         1,504             2.86
Exercised                                 (196)            1.78           (76)            2.09
Forfeited                                 (402)            2.66          (993)            3.91
                                       -------                         ------
Outstanding at end of year               1,251             3.81         1,686             1.99
                                       =======                         ======

Options exercisable at year-end            170                            302

Weighted-average fair value of         $  2.65                         $ 1.12
   options granted during the year

The following table summarizes information about stock options outstanding and exercisable at March 31, 1997:

                                        Options Outstanding                            Options Exercisable
                                        -------------------                            -------------------
                                            Weighted-
                          Shares             Average            Weighted-             Shares          Weighted-
Range of                Outstanding         Remaining            Average            Exercisable       Average
Exercise Prices         at 3/31/97       Contractual Life      Exercise Price        at 3/31/97    Exercise Price
$ 0.88 - $ 1.19              86                 6.16              $ 1.00                69            $ 1.00
$ 1.31 - $ 1.31             779                 9.29                1.31                 0              0.00
$ 1.44 - $ 2.38             111                 7.55                1.82                80              1.71
$ 2.50 - $ 2.50             588                 8.25                2.50               108              2.50
$ 3.19 - $ 8.75             122                 7.58                4.68                45              4.37
                          -----               ------              ------               ---            ------
                          1,686                 8.53              $ 1.99               302            $ 2.22
                          =====               ======              ======               ===            ======

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for its stock option plan or its stock purchase plan. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1996             1997
                                                 ----             ----
Net income(loss)             As reported       $    569       $  (9,885)
                             Pro forma         $    (72)      $ (11,195)

Net income(loss) per share   As reported       $   0.05       $   (0.86)
                             Pro forma         $  (0.01)      $   (0.98)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1996, respectively; expected volatility of 86% for all years; weighted-average risk-free interest rates of 6.38% and 5.79%, and weighted-average expected lives of 3.52 years.

WARRANTS

The following warrants to purchase shares of the Company's common stock are outstanding and fully vested at March 31, 1997:

Expiring During
the Fiscal                               Number of Common
Year Ending       Exercise Price      Shares Under Warrants
-----------       --------------      ---------------------
3/31/98                   $3.31                 50
3/31/99           $0.88 - $1.97                135
3/31/00           $1.25 - $1.50                368
                                               ---
                                               553
                                               ===

During the fiscal year ended March 31, 1997, warrants were exercised for 10 shares of the Company's common stock at a price of $0.88 per share for cash of $9, 50 shares of the Company's common stock at a price of $1.13 per share for cash of $56, 75 shares of the Company's common stock at a price of $1.50 per share in a net exercise, cashless transaction, 18 shares of the Company's common stock at a price of $1.13 per share in a net exercise, cashless transaction and 38 shares of the Company's common stock at a price of $0.50 per share in a net exercise, cashless transaction.

EMPLOYEE STOCK PURCHASE PLAN

The 1993 Employee Stock Purchase Plan, under which 650 shares of common stock have been reserved for issuance, allows substantially all employees to subscribe to shares of common stock during participation periods set by the Board of Directors at a purchase price which is the lower of 85% of the fair market value at the beginning or the end of each period. There were 37, 63 and 68 shares of common stock issued under the plan in 1995, 1996 and 1997, respectively, leaving a balance of 425 shares available for issuance at March 31, 1997.

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996 and 1997, respectively: expected volatility of 86% for all years; weighted-average risk-free interest rates of 5.79% and 6.38%; and weighted-average expected lives of 2 years. The weighted-average fair value of those purchase rights granted in 1996 and 1997 was $1.15 and $1.80, respectively.

NOTE 9   INCOME TAXES

The provision for income taxes consists of the following:

Years ended March 31,                                 1995       1996      1997
                                                      ----       ----      ----
CURRENT:
Federal                                               $ --        $3        $--
State                                                    3         2         --
Foreign  (net of benefit of net operating loss
         carryforward of $225 in 1995)                 178         -         2
                                                      ----        --        --
         Total provision                              $181        $5        $2
                                                      ====        ==        ==

Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting. The net deferred tax assets at March 31 consists of the following:

                                                          1996            1997
                                                          ----            ----
Allowances and accruals not currently deductible        $   246         $  (211)
Net operating losses                                      3,809           7,271
                                                        -------         -------
         Total deferred tax assets                        4,055           7,060
Less: valuation allowance                                (4,055)         (7,060)
                                                        -------         -------
         Net deferred tax asset                         $    --         $    --
                                                        =======         =======


The Company has provided for a valuation allowance when it is more likely than not that some portion or all of the net deferred asset will not be realized. Based upon a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred assets such that a full valuation allowance has been provided.

At March 31, 1997, the Company had available federal and state tax net operating loss carryforwards of $18,000 and $3,800, respectively. The federal and state tax net operating loss carryforwards expire from 2002 to 2011 and 1998 to 2002, respectively. For federal purposes, the Company has federal and state research and development credit carryforwards of $400 and $100, respectively, expiring from 1997 through 2011. These credits may be available to offset future taxes.

A reconciliation between the provision for income taxes computed at the statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

Years ended March 31,                                 1995          1996            1997
---------------------                                 ----          ----            ----
Provision (benefit) at U.S. statutory rate            $  91         $ 195         $(3,361)
Tax losses not currently benefited                       --            --           3,361
Tax effect resulting from foreign activity              178            --               2
State taxes, net of federal tax benefit                   3             2              --
Utilization of net operating loss carryforward          (91)         (192)             --
                                                      -----         -----         -------
         Tax provision                                $ 181         $   5               2
                                                      =====         =====         =======

NOTE 10  SUPPLEMENTAL CASH FLOW INFORMATION

Years ended March 31,                                     1995        1996        1997
                                                          ----        ----        ----
Cash paid during the period for:
Interest                                                  $ 89        $ 98        $ 27
Income taxes                                              $242        $ 10        $ 10

Noncash investing and financing activities:
Warrants for Common Stock                                 $ 31        $ --        $ --
Computer equipment and software licenses
   purchased by capital lease obligations
    and notes payable                                     $ 34        $259        $429
Exchange of software to acquire computer equipment        $739        $294        $ --

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

NOTE 11  BUSINESS SEGMENTS

The Company's products are principally distributed and serviced through its own marketing and service organization. Operations are conducted in the United States, Europe, Japan and Taiwan. The following table summarizes the United States, European, Japanese and Taiwanese operations of the Company:

                                                                                                  Adjustments
                                        United                                                        and
                                        States          Europe         Japan         Taiwan       Eliminations    Consolidated
                                        ------          ------         -----         ------       ------------    ------------
YEAR ENDED MARCH 31, 1995

Sales to unaffiliated customers        $  5,030         $  75         $ 3,146         $  --         $    --         $  8,251
Transfer between geographic
  regions                                 1,394            --              --         $  --          (1,394)              --
                                       --------         -----         -------         -----         -------         --------
Total sales                            $  6,424         $  75         $ 3,146         $  --         $(1,394)        $  8,251
                                       ========         =====         =======         =====         =======         ========

Operating income (loss)                $    279         $ (38)        $   179         $  --         $    --         $    420
                                       ========         =====         =======         =====         =======         ========
Identifiable assets                    $  2,875         $  --         $ 2,347         $  --         $    --         $  5,222
                                       ========         =====         =======         =====         =======         ========

YEAR ENDED MARCH 31, 1996

Sales to unaffiliated customers        $  7,116         $ 253         $ 3,578         $  --         $    --         $ 10,947
Transfer between geographic
  regions                                 1,686            --              --            --          (1,686)              --
                                       --------         -----         -------         -----         -------         --------
Total sales                            $  8,802         $ 253         $ 3,578         $  --         $(1,686)        $ 10,947
                                       ========         =====         =======         =====         =======         ========

Operating income (loss)                $     74         $ 248         $   208         $  --         $    --         $    530
                                       ========         =====         =======         =====         =======         ========
Identifiable assets                    $ 15,354         $  --         $ 1,738         $  --         $    --         $ 17,092
                                       ========         =====         =======         =====         =======         ========

YEAR ENDED MARCH 31, 1997

Sales to unaffiliated customers        $  4,406         $  77         $ 1,021         $  --         $    --         $  5,504
Transfer between geographic
 regions                                    410            --              --            --            (410)              --
                                       --------         -----         -------         -----         -------         --------
Total sales                            $  4,816         $  77         $ 1,021         $  --         $  (410)        $  5,504
                                       ========         =====         =======         =====         =======         ========
Operating income (loss)                $ (8,195)        $  77         $(1,135)        $(852)        $    --         $(10,105)
                                       ========         =====         =======         =====         =======         ========
Identifiable assets                    $  7,087         $  --         $ 1,262         $ 128         $    --         $  8,477
                                       ========         =====         =======         =====         =======         ========

Included in total United States revenue are export sales of $1,070, $909 and $292 for 1995, 1996 and 1997, respectively, principally to the Far East. Total consolidated revenue outside of the United States was $4,291, $4,740 and $1,390 in 1995, 1996 and 1997, respectively.

Revenue from three products accounted for 52%, 20% and 23% of the Company's consolidated revenue in fiscal 1997. Revenue from one product accounted for 69% of the Company's consolidated revenue in fiscal 1996. Revenue from a shareholder was $43 in fiscal 1995. A small number of customers account for a significant percentage of the Company's total revenue as follows:

         Customer       1995         1996          1997
         --------       ----         ----          ----
             A           12%          16%           14%
             B            *            *            19%
             C            *           11%           13%
             D           10%           *             *
             E           10%          11%            *

         * less than 10% of consolidated revenue

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                     Provision      Write-off of
                                       Balance at    doubtful       uncollectible   Balance at
                                       beginning of  Accounts       Accounts        end of
                                       Year          Receivable     Receivable      Year
                                       ----          ----------     ----------      ----
Accounts receivable - allowances for
         doubtful accounts

Year ended March 31, 1995              $ 50          $    --        $    --         $  50

Year ended March 31, 1996              $ 50          $   200        $   225         $  25

Year ended March 31, 1997              $ 25          $ 1,235        $ 1,110         $ 150

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

Robert R. Anderson (age 59) became Chairman of SVR in January 1994 and resumed the position of Chief Executive Officer in December 1996. Prior to that, Mr. Anderson was Chief Executive Officer from April 1994 until July 1995 and was Chief Financial Officer from September 1994 to November 1995. Mr. Anderson co-founded KLA Instruments Corporation ("KLA"), a supplier of equipment for semiconductor companies, in 1975. He served as Vice-Chairman of the Board of KLA from November 1991 to March 1994 and served as Chairman of the Board of KLA from May 1985 to November 1991. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of KLA for nine years. Mr. Anderson currently serves as director of Applied Science & Technology Inc., a supplier of systems components for the semiconductor industry.

Laurence G. Colegate, Jr. (age 54) joined SVR as Senior Vice President, Finance and Administration and Chief Financial Officer in February 1997. Mr. Colegate has over 30 years experience in corporate financing, financial control, tax, treasury, information systems and risk management. Prior to joining SVR, he was Vice President and Chief Financial Officer of CBR Cement Corporation, a producer and distributor of cement and construction materials, from 1989 to 1995.

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

Dr. Ching-Chy Wang (age 43) is President of SVR Asia Pacific. Dr. Ching-Chy Wang joined SVR in June 1994 as Principal Technologist and was named Vice President of the Company and President of SVR-Taiwan in February 1996. Dr. Wang spent several years as a member of the consulting staff at Cadence, a developer of electronic design automation software, from 1991 to 1994. He was manager of the design languages group with ExperTest, a software company involved in automatic transparent generation, between 1989 to 1991. Dr. Wang received a BS in control engineering and computer science from National Chiao-Tung University, an MS in computer science from the University of Utah, and a Ph.D. in computer science from the University of Pittsburgh.

Dr. Warren C. Wong (age 43) joined SVR as Director of the Clover Product Division in October 1996, and was named Vice President of Sales in January 1997. Dr. Wong has over 12 years of management experience in EDA research and development, sales, marketing and customer support. Prior to joining SVR he was Vice President of Product Management at Anagram, a developer of electronic design automation software, from August 1996 to October 1996. Prior to that, he was Director of Logic Modeling at Meta- Software, an EDA company, from April 1995 to July 1996. From April 1985 to March 1995, Dr. Wong held various management positions in research and development as well as customer support at Cadence, a developer of electronic design automation software, most recently as Director of Verification Solution. Dr. Wong has a Ph.D. in Statistics from the University of California, Berkeley.

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1997 for the information required by Item 10 with respect to the Company's directors and the information required by Item 405 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1997 for the information required by Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, before, July 29, 1997 for the information required by Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1997 for the information required by Item 13.

ITEM 14. EXHIBITS AND REPORTS ON FORM 10-K

(a)(1) The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 15 of this Report.

(a)(2) The financial statement schedule filed as part of this Report at Item 8 is listed in the index to Financial Statements and Financial Statement Schedules on page 15 of this Report.

(a)(3)   The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number        Description of Exhibit


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

         *Management Contract or Compensatory Plan or Arrangement

Exhibit
Number        Description of Exhibit

10.12 Master Equipment Lease Agreement dated November 9, 1995 by and between Financing for Science International, Inc. and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form SB-2 filed December 6, 1995).

10.14* Change of Control and Severance Benefits Agreement as of February 19, 1997 between the Registrant and Laurence G. Colegate, Jr.

10.15 Stock Transfer Terms and Conditions dated February 24, 1997 between the Registrant and Mentor Graphics, Inc. (incorporated by reference to
         Exhibit 4.01 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997)

10.16 Form of Unit Purchase Agreement among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.01 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997.)

10.17 Form of Warrant to Purchase Common Stock among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.01 of the Registrant's Registration Statement on Form S-3 (File No. 333-26595) filed May 7, 1997.)

21.1     Subsidiaries of the Registrant

23.1     Consent of Price Waterhouse  LLP

23.2     Consent of Coopers & Lybrand  L.L.P.

24.1     Power of Attorney (see page 37)

27.1     Financial Data Schedule

         *Management Contract or Compensatory Plan or Arrangement

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SILICON VALLEY RESEARCH, INC.
                                      (Registrant)
                                      Officer

Date: June 24, 1997                   By: /s/ Robert R. Anderson
      -------------                      --------------------------------
                                      Robert R. Anderson, Chairman of the
                                      Board and Chief Executive Officer




                                POWER OF ATTORNEY

Each of the officers and directors of Silicon Valley Research, Inc. whose signature appears below hereby constitutes and appoints Robert R. Anderson and Laurence G. Colegate, Jr., and each of them, their true and lawful attorneys and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to the annual report on Form 10-K and to perform any acts necessary in order to file such amendments, and each of the undersigned does hereby ratify and confirm all that said attorneys and agents or their or his substitutes, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME/TITLE                                                        DATE


/s/ Robert R. Anderson                                            June 24, 1997
---------------------------------------------                     -------------
Robert R. Anderson, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Laurence G. Colegate, Jr.                                     June 24, 1997
---------------------------------------------                     -------------
Laurence G. Colegate, Jr., Chief Financial Officer
and Senior Vice President of Finance and
Administration (Principal Financial and Accounting Officer)

/s/ Benjamin Huberman                                             June 24, 1997
---------------------------------------------                     -------------
Benjamin Huberman, Director

/s/ Yoshio Nishi                                                  June 24, 1997
---------------------------------------------                     -------------
Yoshio Nishi, Director

/s/ Roy Rogers                                                    June 24, 1997
---------------------------------------------                     -------------
Roy L. Rogers, Director

/s/ Thomas Sherby                                                 June 24, 1997
---------------------------------------------                     -------------
Dr. Thomas Sherby,  Director

                                 EXHIBIT INDEX

Exhibit
Number                      Description of Exhibit


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

         *Management Contract or Compensatory Plan or Arrangement

Exhibit
Number        Description of Exhibit

10.12 Master Equipment Lease Agreement dated November 9, 1995 by and between Financing for Science International, Inc. and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form SB-2 filed December 6, 1995).

10.14* Change of Control and Severance Benefits Agreement as of February 19, 1997 between the Registrant and Laurence G. Colegate, Jr.

10.15 Stock Transfer Terms and Conditions dated February 24, 1997 between the Registrant and Mentor Graphics, Inc. (incorporated by reference to
         Exhibit 4.01 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997)

10.16 Form of Unit Purchase Agreement among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.01 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997.)

10.17 Form of Warrant to Purchase Common Stock among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.01 of the Registrant's Registration Statement on Form S-3 (File No. 333-26595) filed May 7, 1997.)

21.1     Subsidiaries of the Registrant

23.1     Consent of Price Waterhouse  LLP

23.2     Consent of Coopers & Lybrand  L.L.P.

24.1     Power of Attorney (see page 37)

27.1     Financial Data Schedule

         *Management Contract or Compensatory Plan or Arrangement