Form 10-Q
period 1997-06-30
SILICON VALLEY RESEARCH INC
filed 1997-08-14
CIK 708367

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                 For the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the transition period from         to
                                               --------  --------

COMMISSION FILE NO. 0-13836


                          SILICON VALLEY RESEARCH, INC.
                      -------------------------------------
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

                     YES  X                      NO
                        ----                       ----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Common Shares Outstanding at June 30, 1997: 16,764,624

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                         Pages
                                                                                         -----

Part I.        FINANCIAL INFORMATION

               Item 1.    Financial Statements

                  Consolidated Balance Sheets -
                     March 31, 1997 and June 30, 1997 (unaudited)                           3

                  Consolidated Statements of Operations -
                     Three Months Ended June 30, 1996 and 1997 (unaudited)                  4

                  Consolidated Condensed Statements of Cash Flows -
                     Three Months Ended June 30, 1996 and 1997 (unaudited)                  5

                  Notes to Consolidated Financial Statements                              6-7

               Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                                     8-12

Part II.       OTHER INFORMATION                                                        13-15

               Item 1     Legal Proceedings
               Item 2     Changes in Securities
               Item 3     Defaults Upon Senior Securities
               Item 4     Submission of Matters to a Vote of
                          Securities Holders
               Item 5     Other Information
               Item 6     Exhibits and Reports on Form 8-K

               Signatures                                                                  16

Exhibit 27.    Financial Data Schedule                                                     17


                                PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

Assets                                                    March 31, 1997       June 30, 1997
------                                                    --------------       -------------
                                                                               (Unaudited)
Current Assets:
Cash and cash equivalents                                     $   2,064           $  3,623
Accounts receivable, net of allowances of
     $150 in each period                                          1,129              1,188
Prepaid expenses and other current assets                           453                301
                                                              ---------           --------
                                                                  3,646              5,112

Fixed assets, net                                                   879                814
Other assets, net                                                 3,952              2,033
                                                              ---------           --------
                                                              $   8,477           $  7,959
                                                               ========            =======

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable                                              $     515           $    582
Accrued expenses                                                  1,443              1,043
Deferred revenue                                                  1,018              1,030
Current portion of long-term debt                                   189                216
                                                              ---------           --------
                                                                  3,165              2,871

Long-term debt                                                      254                244
                                                              ---------           --------

                                                                  3,419              3,115
                                                              ---------           --------
Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, no par value:
    Authorized: 1,000 shares
    Issued and outstanding: none                                     --                 --
Common stock, no par value:
    Authorized: 25,000 shares
    Issued and outstanding:
        12,227 shares at March 31, 1997
        and 16,765 shares at June 30, 1997 (Note 6)              32,375             36,253
Accumulated deficit                                             (27,308)           (31,303)
Cumulative translation adjustment                                    (9)              (106)
                                                              ---------           --------
                                                                  5,058              4,844
                                                              ---------           --------

                                                              $   8,477           $  7,959
                                                               ========            =======


   The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended
                                                             June 30,
                                                      1996                 1997
                                                    ----------        ---------
Revenue:
License fees and other                               $ 1,569            $   242
Maintenance fees                                         653                471
                                                     -------            -------
        Total revenue                                  2,222                713
                                                     -------            -------

Cost of revenue:
License fees and other                                   119              1,318
Maintenance fees                                          99                106
                                                     -------            -------
        Total cost of revenue                            218              1,424
                                                     -------            -------

Gross profit                                           2,004               (711)
                                                     -------            -------

Operating expenses:
Engineering, research and development                    668                625
Selling and marketing                                  1,568              1,341
General and administrative                               408                303
Impairment loss on prepaid royalty (Note 7)              ---              1,217
                                                     -------            -------
        Total operating expenses                       2,644              3,486
                                                     -------            -------

Operating loss                                          (640)            (4,197)
                                                     -------            -------

Other income (expense):
Interest income                                          112                 71
Interest expense                                          (8)                (4)
Other, net                                                 1                136
                                                     -------            -------
        Total other income                               105                203
                                                     -------            -------

Loss before provision for
        income taxes                                    (535)            (3,994)

Provision for income taxes                               ---                ---
                                                     -------            -------

Net loss                                             $  (535)           $(3,994)
                                                     =======            =======


Net loss per share                                   $ (0.05)            $(0.25)
                                                     =======             ======

Shares used in per share calculation                  11,378             15,964
                                                      ======             ======



   The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Three  Months Ended
                                                                     June 30,
                                                             1996                1997
                                                          ---------           ---------

Cash Flows from Operating Activities:
Net loss                                                  $    (535)          $  (3,994)
Adjustments to reconcile net loss to net
cash used in operating activities:
        Provision for impairment of prepaid marketing royalty   ---               1,217
        Amortization of software development costs              136               1,204
        Depreciation and amortization                           120                  11
Changes in assets and liabilities, net:
        Accounts receivable                                   1,863                 (57)
        Prepaid expenses and other current assets              (530)                154
        Accounts payable                                        460                  66
        Accrued expenses                                       (337)               (414)
        Deferred revenue                                       (119)                (27)
        Other, net                                           (1,284)                204
                                                          ---------           ---------

Net cash used in operating activities                          (226)             (1,636)
                                                          ---------           ---------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                    (137)                 (3)
Capitalization of software development costs and
   purchase of software licenses                             (1,758)               (567)
                                                          ---------           ---------

Net cash used in investing activities                        (1,895)               (570)
                                                          ---------           ---------

Cash Flows from Financing Activities:
Principal payments of long-term debt                            (34)                (45)
Proceeds from issuance of common stock                          129               3,878
                                                          ---------           ---------

Net cash provided by financing activities                        95               3,833
                                                          ---------           ---------

Effect of exchange rate changes on cash                          (3)                (68)
                                                          ---------           ---------

Net increase (decrease)  in cash and
   cash equivalents                                          (2,029)              1,559
Cash and cash equivalents at beginning
   of  period                                                10,238               2,064
                                                          ---------           ---------

Cash and cash equivalents at end
   of period                                         $        8,209        $      3,623
                                                     ==============        ============


   The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997- UNAUDITED
                                 (IN THOUSANDS)

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

        In February 1997, the Company restated its unaudited consolidated financial statements for the quarters ended June 30, 1996 and September 30, 1996 to reverse certain transactions and related expenses which were recognized other that in accordance with the Company's accounting policies. The financial statements for the three months ended June 30, 1996 include the effect of the restatement referred to above.

NOTE 2:    EARNINGS PER SHARE

        The calculation of net loss per share is based upon the weighted average number of shares outstanding during the period. During the three month period ended June 30, 1997 and 1996, the common equivalent shares were antidilutive due to losses and, accordingly, were excluded from the computation of net loss per share.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement is effective for the Company's fiscal year ending March 31, 1998. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company does not expect the adoption of this Statement to have a significant impact on the previously reported loss per share.

NOTE 3:    STATEMENT OF CASH FLOWS INFORMATION

                                                     Three Months Ended
                                                          June 30,
                                                   1996               1997
                                                   ----               ----
Supplemental Cash Flow Information:
Cash paid during the period for:
              Interest                          $    8                $  4
              Income Taxes                          13                 ---


                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            JUNE 30, 1997- UNAUDITED
                                 (IN THOUSANDS)

NOTE 4:      BALANCE SHEET COMPONENTS

                                                               March 31,            June 30,
                                                                   1997               1997
                                                                   ----               ----
Other Assets:
Software development costs                                     $    2,163          $   1,685
Software licenses                                                   2,388              2,421
                                                               ----------          ---------
                                                                    4,551              4,106
Less accumulated amortization                                      (2,425)            (2,754)
                                                               ----------          ---------
                                                                    2,126              1,352
Prepaid royalties, net                                              1,592                417
Other                                                                 234                264
                                                               ----------          ---------
                                                               $    3,952          $   2,033
                                                               ==========          =========

Accrued Expenses:
Payroll and related costs                                      $      434          $     362
Taxes payable                                                         108                106
Other                                                                 901                575
                                                               ----------          ---------
                                                                  $ 1,443            $ 1,043
                                                               ==========          =========


NOTE 5:      BANK LINE OF CREDIT

        In June 1997, the Company entered into an additional line of credit with its bank. The revolving line of credit will provide for borrowings up to $2,000 with available borrowings limited to certain percentages of eligible accounts receivable. Interest at prime plus one percent will be due monthly with principal due in one year. As of June 30, 1997, no amounts had been borrowed under the line of credit.


NOTE 6:      CAPITAL STOCK

        On April 16, 1997, the Company completed a private placement of units comprising 4,517 shares of Common Stock and warrants to purchase an additional 4,517 shares of Common Stock at an exercise price of $1.31 per share, with proceeds to the Company of approximately $4,000. The shares of Common Stock are unregistered. The Company will file a registration statement with the Securities and Exchange Commission to become effective on or before October 14, 1997 as part of the private placement agreement. One director, one officer/director and two officers participated in the private placement.


NOTE 7:      CONTINGENCIES

        The Company is subject to various types of litigation during its normal course of business. In January 1997, Gambit Automated Design, Inc. ("Gambit"), a competitor of the Company, filed a complaint alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and a former employee of Gambit who is a current employee of the Company. Gambit seeks injunctive relief, compensation and punitive damages, restitution and attorneys' fees and costs. The parties are currently engaged in discovery. The Company believes the lawsuit is without merit and intends to defend itself vigorously.

        In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company would co-market with Bell Labs' existing distributors. Pursuant to the four year agreement, the Company made prepaid royalty payments of $1,750. The agreement also provides for future prepaid royalty payments of:
$1,250 in fiscal 1998 and $1,000 in fiscal 1999. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. Accordingly, the Company recognized an impairment loss on the balance of unamortized prepaid royalties totalling $1,217 during the three months ended June 30, 1997. In July and August 1997, both parties sent notices of termination, alleging breach of the agreement by the other party. The agreement provides that any dispute, controversy or claim arising out of the agreement shall be resolved through good faith consultation. If the dispute is not resolved by consultation, it shall be referred to and finally resolved by arbitration. Consultations between the parties continues. Arbitrators have not been appointed. The disputes are in the very early stages and the ultimate outcome cannot presently be determined. Accordingly, no provision for any recovery or any liability that may result upon resolution has been made in the consolidated financial statements.


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

RESULTS OF OPERATIONS

REVENUE

        Revenue for the first quarter of fiscal year 1998, which ended June 30, 1997, was $713, a decrease from $2,222 in the first quarter a year ago. The 68% decrease in revenues was due to lower license and maintenance revenue during the quarter ended June 30, 1997, primarily resulting from a reduction in capital investment and increased competition. International sales, primarily Japan and the Far East accounted for 28% of total revenue in the first quarter of fiscal 1998 compared to 12% in the first quarter a year ago.

        The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, as in the quarter ended June 30, 1997, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

        Cost of license fees and other revenue for the first quarter of fiscal year 1998 was $1,318, compared to $119 in the first quarter of fiscal 1997. Cost of sales of license fees is primarily the amortization of software development costs and amortization of prepaid royalty payments to third parties. As a result of the significant reduction in revenue and due to the Company's expanded product development program, the Company wrote-off $1,036 of unamortized software development costs in the three months ended June 30, 1997.

        Cost of maintenance fees for the first quarter of fiscal year 1998 was $106 compared to $99 in the first quarter of fiscal 1997. Cost of maintenance fees is primarily the cost of providing technical support and technical documentation.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

        Engineering, research and development expenses for the first quarter of fiscal year 1998 were $625 compared to $668 in the first quarter a year ago. Comparing the first quarter of fiscal 1998 and the first quarter of fiscal 1997, engineering, research and development expenses were 88% and 30% of total revenue, respectively.

SELLING AND MARKETING EXPENSES

        Selling and marketing expenses for the first quarter of fiscal year 1998 decreased to $1,341 from $1,568 in the first quarter a year ago. In the first quarter of fiscal 1998 and the first quarter of fiscal 1997, selling and marketing expenses were 188% and 71% of total revenue, respectively. The dollar decrease is due to lower sales commissions resulting from reduced revenue in the first quarter of fiscal 1998. The percentage increase is also due to lower revenues levels.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses decreased to $303 for the first quarter of fiscal year 1998 from $408 in the first quarter a year ago. In the first quarter of fiscal 1998 and the first quarter of fiscal 1997, general and administrative expenses were 42% and 18% of total revenue, respectively. The percentage increase is due to reduced revenues.

IMPAIRMENT LOSS ON PREPAID ROYALTY

        In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan. Pursuant to the four year agreement, the Company has made prepaid royalty payments of $1,750. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. Accordingly, the Company recently ceased sales of the product line. Provision was made in the accompanying financial statements to expense the full amount of unamortized prepaid royalty of $1,217, the future value of which was considered impaired.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. To date in fiscal 1998, the Company has received net cash of $3,878 from the private placement of equity securities and the exercise of warrants and options to purchase Common Stock ("financing activities"). During the three months ended June 30, 1997, cash and cash equivalents increased $1,559 from $2,064 to $3,623. This increase resulted from cash provided by the financing activities of $3,833 less cash used by operations of $1,636 and $570 of cash used for investing activities.

        The Company incurred a significant loss in the first quarter of fiscal 1998 and expects operating losses to continue, at least in the near term, as it expands its product development and marketing capabilities. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow at least through mid-fiscal 1998 and potentially thereafter.

        The Company's primary unused sources of funds at June 30, 1997 consisted of cash and cash equivalents of $3,623 and an unused line of credit of $2,000 from its bank. The Company believes its cash and cash generated from operations and available borrowings will be sufficient to finance its operations at least through its 1998 fiscal year.

        Nevertheless, the Company may require additional financing. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. The Company may be prevented or restricted from raising additional funds by issuing equity securities or securities convertible into Common Stock unless the Company amends its Articles of Incorporation to increase the number of authorized shares of Common Stock. The Company is seeking shareholder approval to increase the Company's authorized shares of Common Stock at its next annual shareholder meeting. However, no assurance can be given as to whether such shareholder approval will be obtained in a timely manner, if at all. The Company has no commitments or arrangements to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the products of the Company and could require substantial curtailment of operations of the Company.

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

        The Company has recently released significant upgrades to GARDS to provide a new Power Router, to SonIC to provide a new placer and new routing capabilities, and to SC to provide a rewritten Global Router and fast new placement. There can be no assurance that these new products will gain market acceptance or that the Company will be successful in developing and marketing product enhancements or other new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance.

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

COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS; DISCLOSURE RELATING TO LOW-PRICED STOCK The Company's Common Stock is quoted on the Nasdaq National Market ("The National Market"). However, in order to continue to be included in the National Market, a company must meet certain maintenance criteria. Continued inclusion also requires two market makers and a minimum bid price of $1.00 per share; provided, however, that if a company falls below such minimum bid price, it will remain eligible for continued inclusion in the National Market if the market value of the public float is at least $3,000,000 and the company has $4,000,000 in net tangible assets. The Nasdaq Stock Market, Inc. ("Nasdaq") has recently proposed new maintenance criteria which, if implemented, would eliminate the exception to the $1.00 per share minimum bid price and require, among other things, $4,000,000 in net tangible assets and $5,000,000 market value of the public float. Failure to meet these maintenance criteria in the future may result in the delisting of the Company's Common Stock from the National Market and the quotation of the Company's Common Stock on the Nasdaq SmallCap Market (the "SmallCap Market") if the requirements for inclusion on the Small Cap Market are met. As a result of quotation on the SmallCap Market, an investor may find it more difficult to dispose of the Company's Common Stock.

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

MANAGEMENT TRANSITION

        The Company is experiencing a period of management transition that has placed, and may continue to place, a significant strain on its resources, including its personnel. Robert R. Anderson resumed the role of Chief Executive Officer in December 1996 and has assembled a new senior management team. The Company's ability to manage growth successfully will require its new management personnel to work together effectively and will require the Company to improve its operations, management and financial systems and controls. If the Company management is unable to manage this transition effectively, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected.



                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings:

               In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company would co-market with Bell Labs' existing distributors. Pursuant to the four year agreement, the Company made prepaid royalty payments of $1,750. The agreement also provides for future prepaid royalty payments of: $1,250 in fiscal 1998 and $1,000 in fiscal 1999. In July and August 1997, both parties sent notices of termination, alleging breach of the agreement by the other party. The agreement provides that any dispute, controversy or claim arising out of the agreement shall be resolved through good faith consultation. If the dispute is not resolved by consultation, it shall be referred to and finally resolved by arbitration. Consultations between the parties continues. Arbitrators have not been appointed nor has demand for arbitration been made. The disputes are in the very early stages and the ultimate outcome cannot presently be determined. Accordingly, no provision for any recovery or any liability that may result upon resolution has been made in the consolidated financial statements.

Item 2.        Changes in Securities:  Not Applicable

Item 3.        Defaults Upon Senior Securities:  Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders:  Not
               Applicable

Item 5.        Other Information:   Not Applicable

Item 6.        Exhibits and Reports on Form 8-K:

                                  (A) EXHIBITS:

EXHIBIT
 NUMBER     DESCRIPTION OF EXHIBIT
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

 EXHIBIT
 NUMBER     DESCRIPTION OF EXHIBIT
 ------     ----------------------

10.14* Change of Control and Severance Benefits Agreement as of February 19, 1997 between the Registrant and Laurence G. Colegate, Jr. (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.15 Stock Transfer Terms and Conditions dated February 24, 1997 between the Registrant and Mentor Graphics, Inc. (incorporated by reference to
        Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997)

10.16 Form of Unit Purchase Agreement among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997.)

10.17 Form of Warrant to Purchase Common Stock among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997.)

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


                                     SILICON VALLEY RESEARCH, INC.





Date:     August 14, 1997             /s/ Robert R. Anderson
          ---------------             ----------------------
                                      Robert R. Anderson
                                      Chief Executive Officer and
                                      Chairman of the Board


                                      /s/ Laurence G. Colegate, Jr.
                                      Laurence G. Colegate, Jr.
                                      Senior Vice President,
                                      Finance and Administration

                                      (Chief Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER     DESCRIPTION OF EXHIBIT
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

 EXHIBIT
 NUMBER     DESCRIPTION OF EXHIBIT
 ------     ----------------------

10.14* Change of Control and Severance Benefits Agreement as of February 19, 1997 between the Registrant and Laurence G. Colegate, Jr. (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.15 Stock Transfer Terms and Conditions dated February 24, 1997 between the Registrant and Mentor Graphics, Inc. (incorporated by reference to
        Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997)

10.16 Form of Unit Purchase Agreement among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997.)

10.17 Form of Warrant to Purchase Common Stock among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997.)

27.00   Financial Data Schedule

        *Management Contract or Compensatory Plan or Arrangement