Form 10-Q
period 1997-09-30
SILICON VALLEY RESEARCH INC
filed 1997-11-12
CIK 708367

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

    X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -------    Exchange Act of 1934 For the quarterly period ended September 30,
            1997 or

 ------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                          YES   [X]            NO [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Common Shares Outstanding at September 30, 1997:  16,776,883

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                       Pages
                                                                                                       -----
Part I.          FINANCIAL INFORMATION
                 ---------------------

                 Item 1.      Financial Statements

                     Consolidated Balance Sheets -
                        March 31, 1997 and September 30, 1997 (unaudited)                                   3

                     Consolidated Statements of Operations -
                        Three and Six Months Ended September 30, 1996 and 1997 (unaudited)                  4

                     Consolidated Statements of Cash Flows -
                        Six Months Ended September 30, 1996 and 1997 (unaudited)                            5

                     Notes to Consolidated Financial Statements                                           6-8

                 Item 2.      Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                                                 9-14

Part II.         OTHER INFORMATION                                                                      15-16
                 -----------------

                 Item 1       Legal Proceedings
                 Item 2       Changes in Securities
                 Item 3       Defaults Upon Senior Securities
                 Item 4       Submission of Matters to a Vote of
                              Securities Holders
                 Item 5       Other Information
                 Item 6       Exhibits and Reports on Form 8-K

                 Signatures                                                                                17

Exhibit 27.      Financial Data Schedule                                                                   18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


Assets                                                      March 31, 1997        September 30, 1997
------                                                      --------------        ------------------
                                                                                     (Unaudited)
Current Assets:
Cash and cash equivalents                                      $  2,064                $  2,264
Accounts receivable, net of allowances of
     $150 in each period                                          1,129                   1,265
Prepaid expenses and other current assets                           453                     273
                                                               --------                --------
                                                                  3,646                   3,802

Fixed assets, net                                                   879                     740
Other assets, net                                                 3,952                   2,134
                                                               --------                --------
                                                               $  8,477                $  6,676
                                                               ========                ========

Liabilities and Shareholders' Equity

Current Liabilities:
Short-term borrowings                                          $   --                  $    254
Current portion of long-term debt                                   189                     227
Accounts payable                                                    515                     992
Accrued expenses                                                  1,443                     963
Deferred revenue                                                  1,018                     933
                                                               --------                --------
                                                                  3,165                   3,369

Long-term debt, less current portion                                254                     201
                                                               --------                --------

                                                                  3,419                   3,570
                                                               --------                --------
Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, no par value:
    Authorized: 1,000 shares
    Issued and outstanding: none                                   --                      --
Common stock, no par value:
    Authorized: 40,000 shares
    Issued and outstanding:
         12,227 shares at March 31, 1997
         and 16,777 shares at September 30, 1997                 32,375                  36,263
Accumulated deficit                                             (27,308)                (33,116)
Cumulative translation adjustment                                    (9)                    (41)
                                                               --------                --------
                                                                  5,058                   3,106
                                                               --------                --------

                                                               $  8,477                $  6,676
                                                               ========                ========

   The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Three Months Ended           Six Months Ended
                                                      September 30,              September 30,
                                                  1996          1997          1996           1997
                                                --------      --------      --------      --------
Revenue:
License fees and other                          $    195      $    487      $  1,764      $    729
Maintenance fees                                     748           497         1,401           968
                                                --------      --------      --------      --------
         Total revenue                               943           984         3,165         1,697
                                                --------      --------      --------      --------

Cost of revenue:
License fees and other                               178           212           297         1,530
Maintenance fees                                     137           155           236           261
                                                --------      --------      --------      --------
         Total cost of revenue                       315           367           533         1,791
                                                --------      --------      --------      --------

Gross profit                                         628           617         2,632           (94)
                                                --------      --------      --------      --------

Operating expenses:
Engineering, research and development                844         1,152         1,512         1,777
Selling and marketing                              1,648           932         3,216         2,273
General and administrative                           695           277         1,103           580
Impairment loss on prepaid royalty (Note 7)         --            --            --           1,217
                                                --------      --------      --------      --------
         Total operating expenses                  3,187         2,361         5,831         5,847
                                                --------      --------      --------      --------

Operating loss                                    (2,559)       (1,744)       (3,199)       (5,941)
                                                --------      --------      --------      --------

Other income (expense):
Interest income                                       87            34           199           105
Interest expense                                      (8)           (8)          (16)          (12)
Other, net                                             1           (96)            2            40
                                                --------      --------      --------      --------
         Total other income (expense)                 80           (70)          185           133
                                                --------      --------      --------      --------

Loss before provision for
         income taxes                             (2,479)       (1,814)       (3,014)       (5,808)

Provision for income taxes                          --            --            --            --
                                                --------      --------      --------      --------

Net loss                                        $ (2,479)     $ (1,814)     $ (3,014)     $ (5,808)
                                                ========      ========      ========      ========


Net loss per share                              $  (0.22)     $  (0.11)     $  (0.26)     $  (0.35)
                                                ========      ========      ========      ========

Shares used in per share calculation              11,418        16,773        11,383        16,375
                                                ========      ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     Six Months Ended
                                                                        September 30,
                                                                     1996           1997
                                                                   --------      --------
Cash Flows from Operating Activities:
Net loss                                                           $ (3,014)     $ (5,808)
Adjustments to reconcile net loss to net
cash used in operating activities:
         Provision for impairment of prepaid marketing royalty         --           1,217
         Amortization of software development costs                     263         1,259
         Depreciation and amortization                                  416           522
Changes in assets and liabilities, net:
         Accounts receivable                                          2,388          (136)
         Prepaid expenses and other current assets                     (422)          180
         Accounts payable                                               145           477
         Accrued expenses                                                60          (480)
         Deferred revenue                                              (439)          (85)
         Other, net                                                  (1,380)           77
                                                                   --------      --------

Net cash used in operating activities                                (1,983)       (2,777)
                                                                   --------      --------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                            (283)          (21)
Capitalization of software development costs and
   purchase of software licenses                                     (2,102)       (1,038)
                                                                   --------      --------

Net cash used in investing activities                                (2,385)       (1,059)
                                                                   --------      --------

Cash Flows from Financing Activities:
Principal payments of long-term debt                                    (68)         (121)
Advances on credit line                                                --             301
Proceeds from issuance of common stock                                  242         3,888
                                                                   --------      --------

Net cash provided by financing activities                               174         4,068
                                                                   --------      --------

Effect of exchange rate changes on cash                                  29           (32)
                                                                   --------      --------

Net increase (decrease)  in cash and
   cash equivalents                                                  (4,165)          200
Cash and cash equivalents at beginning
   of  period                                                        10,238         2,064
                                                                   --------      --------

Cash and cash equivalents at end
   of period                                                       $  6,073      $  2,264
                                                                   ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997- UNAUDITED
                      (IN THOUSANDS EXCEPT FOR SHARE PRICE)

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

         The report of Price Waterhouse LLP on the Company's fiscal 1997 consolidated financial statements was amended on September 17, 1997 to add an explanatory paragraph regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that required additional financing will be available to meet the Company's business plans in fiscal 1998 and beyond.

         In February 1997, the Company restated its unaudited consolidated financial statements for the quarters ended June 30, 1996 and September 30, 1996 to reverse certain transactions and related expenses which were recognized other than in accordance with the Company's accounting policies. The financial statements for the three and six months ended September 30, 1996 include the effect of the restatement referred to above.

NOTE 2:      EARNINGS PER SHARE

         The calculation of net loss per share is based upon the weighted average number of shares outstanding during the period. During the three and six month periods ended September 30, 1997 and 1996, the common equivalent shares were antidilutive due to losses and, accordingly, were excluded from the computation of net loss per share.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share".
This Statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company does not expect the adoption of this Statement to have a significant impact on the previously reported losses per share.

NOTE 3:      STATEMENT OF CASH FLOWS INFORMATION

                                                                Six Months Ended
                                                                  September 30
                                                              ------------------
                                                              1996          1997
                                                              ----          ----
Supplemental Cash Flow Information:
Cash paid during the period for:
                Interest                                       $16           $12
                Income Taxes                                    13            --

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                         SEPTEMBER 30, 1997- UNAUDITED
                     (IN THOUSANDS EXCEPT FOR SHARE PRICE)

NOTE 4:        BALANCE SHEET COMPONENTS

                                                       March 31,      September 30,
                                                        1997              1997
                                                      -------           -------
Other Assets:
Software development costs                            $ 2,163           $ 1,685
Software licenses                                       2,388             2,869
                                                      -------           -------
                                                        4,551             4,554
Less accumulated amortization                          (2,425)           (2,953)
                                                      -------           -------
                                                        2,126             1,601
Prepaid royalties, net                                  1,592               317
Other                                                     234               216
                                                      -------           -------
                                                      $ 3,952           $ 2,134
                                                      =======           =======

Accrued Expenses:
Payroll and related costs                             $   434           $   447
Taxes payable                                             108               106
Other                                                     901               410
                                                      -------           -------
                                                      $ 1,443           $   963
                                                      =======           =======

NOTE 5:        BANK LINE OF CREDIT

         In June 1997, the Company entered into an additional line of credit with its bank. The revolving line of credit will provide for borrowings up to $2,000 with available borrowings limited to certain percentages of eligible accounts receivable. Interest at prime plus one percent will be due monthly with principal due in one year. As of September 30, 1997, $254 has been borrowed under the line of credit.

NOTE 6:        REPRICING OF STOCK OPTIONS

         On July 17, 1997, the Compensation Committee of the Board of Directors approved a proposal under which all employees could elect to amend certain stock options with exercise prices in excess of $0.875 to change the price to the fair market value of the Company's common stock on that date, which was $0.875, with continuation of the existing vesting schedule. Options for the purchase of a total of 1,563 shares were amended.

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

         In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company would co-market with Bell Labs' existing distributors. Pursuant to the four year agreement, the Company made prepaid royalty payments of $1,750. The agreement also provided for future prepaid royalty payments of: $1,250 in fiscal 1998 and $1,000 in fiscal 1999. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. The Company recognized an impairment loss on the balance of unamortized prepaid royalties totaling $1,217 during the six months ended September 30, 1997. In July and August 1997, both parties sent notices of termination, alleging breach of the agreement by the other party. The agreement provides that any dispute, controversy or claim arising out of the agreement shall be resolved through good faith consultation for a specified period. That period has passed. The agreement provides that if the dispute is not resolved by consultation, it shall be referred to and finally resolved by arbitration. Request for arbitration has been made and arbitrators are in the process of being appointed. Lucent's request for arbitration includes a "Prayer for Relief" of $750 of royalty prepayments, consequential, special and incidental damages in an unspecified sum and punitive damages in an unspecified sum. The Company has filed a counterclaim, which includes a "Prayer for Relief" of direct and consequential damages according to proof at the arbitration hearing in an amount in excess of $1,750, recision of the License Agreement and the return of the consideration exchanged thereunder, declaratory relief and punitive damages in an unspecified sum. The dispute is in its early stages and the ultimate outcome cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements. The Company believes that Lucent's "Prayer for Relief" is without merit and intends to vigorously dispute the claim.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 2, elsewhere in this Form 10-Q and as set forth in the Company's form 10-K on file with the SEC that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

REVENUE

         Revenue for the second quarter of fiscal year 1998, which ended September 30, 1997, was $984, an increase from $943 in the second quarter a year ago. The 4% increase in revenues was due to an increase in license revenue recorded from a multi-license order for SonIC from a leading design services company during the quarter ended September 30, 1997. The two companies are entering into a joint development program to maximize SonIC's capabilities. In addition, the Company is purchasing two copies of a set of libraries from this company, at an amount substantially equivalent to the license order, to utilize in conjunction with the Company's customer benchmark and development engineering for the Company's products to achieve maximum utilization of the library data. Revenue for the six month period ended September 30, 1997 decreased to $1,697 from $3,165 over the six month period ended September 30, 1996. The 46% decrease is primarily due to weakened demand based on a reduction in capital investment by semiconductor manufacturers, particularly in Asia, in the first quarter of fiscal 1998, increased competition and the timing of renewals of maintenance contracts. International sales, primarily Japan and the Far East, accounted for 24% of total revenue in the second quarter of fiscal 1998 compared to 36% in the second quarter a year ago.

         The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's
revenues are subject to significant quarterly fluctuations.   If revenue levels
are below expectations, as in the six months ended September 30, 1997, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

         Cost of license fees and other revenue for the second quarter of fiscal year 1998 was $212, compared to $178 in the second quarter of fiscal 1997. Cost of license fees for the six months ended September 30, 1997 was $1,530, compared to $297 in the six months ended September 30, 1996. Cost of sales of license fees is primarily the amortization of software development costs and amortization of prepaid royalty payments to third parties. As a result of the significant reduction in revenue and due to the Company's expanded product development program, the Company wrote-off $1,036 of unamortized software development costs in the six months ended September 30, 1997.

         Cost of maintenance fees for the second quarter of fiscal year 1998 was $155 compared to $137 in the second quarter of fiscal 1997. Cost of maintenance fees for the six months ended September 30, 1997 was $261 compared to $236 in the six months ended September 30, 1996. Cost of maintenance fees is primarily the cost of providing technical support and technical documentation.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

         Engineering, research and development expenses for the second quarter of fiscal year 1998 were $1,152 compared to $844 in the second quarter a year ago. Comparing the second quarter of fiscal 1998 and the second quarter of fiscal 1997, engineering, research and development expenses were 117% and 90% of total revenue, respectively. Engineering, research and development expenses for the six months ended September 30, 1997 were $1,777 compared to $1,512 for the six months ended September 30, 1996. Comparing these periods, engineering, research and development expenses were 105% and 48% of total revenue, respectively. Engineering, research and development expenses were lower in previous quarters due to the capitalization of software development costs, which was not required during the second fiscal quarter of 1998.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses for the second quarter of fiscal year 1998 decreased to $932 from $1,648 in the second quarter a year ago. In the second quarter of fiscal 1998 and the second quarter of fiscal 1997, selling and marketing expenses were 95% and 175% of total revenue, respectively. Selling and marketing expenses for the six months ended September 30, 1997 decreased to $2,273 from $3,216 in the six months ended September 30, 1996. Comparing the six month periods, selling and marketing expenses were 134% and 102% of total revenue, respectively. The dollar decrease is due to the effects of the Company's cost-cutting measures, a consistent reserve for bad debts from the previous year's increase and lower commissions resulting from reduced revenue during the six months ended September 30, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased to $277 for the second quarter of fiscal year 1998 from $695 in the second quarter a year ago. In the second quarter of fiscal 1998 and the second quarter of fiscal 1997, general and administrative expenses were 28% and 74% of total revenue, respectively. General and administrative expenses for the six months ended September 30, 1997 decreased to $580 from $1,103 in the six months ended September 30, 1996. Comparing the six month periods, general and administrative expenses were 34% and 35% of total revenue, respectively. General and administrative expenses have decreased due to streamlining the organization, lower relocation expenses, lower consulting and legal expenses and cost-cutting measures instituted by management.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. To date in fiscal 1998, the Company has received net cash of $3,888 from the private placement of equity securities and the exercise of warrants and options to purchase Common Stock ("financing activities"). During the six months ended September 30, 1997, cash and cash equivalents increased $200 from $2,064 to $2,264. This increase resulted from cash provided by financing activities of $4,069 less cash used by operations of $2,777 and $1,059 of cash used for investing activities.

         The Company incurred a significant loss in the first six months of fiscal 1998 and expects operating losses to continue, at least in the near term, as it expands its product development and marketing capabilities. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow at least through fiscal 1998 and potentially thereafter.

         The Company's primary unused sources of funds at September 30, 1997 consisted of cash and cash equivalents of $2,264 and an available line of credit of $1,746 from its bank, limited to certain percentages of eligible accounts receivable. The Company believes its cash and cash generated from operations and available borrowings may not be sufficient to finance its operations through its 1998 fiscal year. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. The Company has no commitments or arrangements to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the products of the Company and could require substantial curtailment of operations of the Company.

         The report of Price Waterhouse LLP on the Company's fiscal 1997 consolidated financial statements was amended on September 17, 1997 to add an explanatory paragraph regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that required additional financing will be available to meet the Company's business plans in fiscal 1998 and beyond.

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

COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS; DISCLOSURE RELATING TO LOW-PRICED STOCK. The Company's Common Stock is quoted on the Nasdaq National Market ("The National Market"). However, in order to continue to be included in the National Market, a company must meet certain maintenance criteria. Continued inclusion requires, among other things, a minimum bid price of $1.00 per share or, in the alternative, a public market float of at least $3,000 and net tangible assets of at least $4,000. Effective February 1998, the maintenance criteria will be increased, requiring a minimum bid price of $1.00 per share, and $4,000 in net tangible assets (total assets less total liabilities and goodwill) and $5,000 market value of the public float (excluding shares held directly or indirectly by any officer or director of the Company and by any person holding beneficially more than 10% of he Company's outstanding shares). As of November 10, 1997, the closing sales price of a share of the Company's common stock was $0.75. Failure to meet these maintenance criteria in the past and future may result in the delisting of the Company's Common Stock from the National Market and the quotation of the Company's Common Stock on the Nasdaq SmallCap Market (the "SmallCap Market"), if the requirements for inclusion on the SmallCap Market are met. As a result of quotation on the SmallCap Market, an investor may find it more difficult to dispose of the Company's Common Stock.

         Effective February 1998, a company must have $4,000 in net tangible assets or $50,000 market capitalization or $750 net income in two of the last three years, a minimum bid price of $4.00 per share and a public float of $5,000 for inclusion in the SmallCap Market, subject to certain exception. Failure to meet the SmallCap Market inclusion criteria, or the failure to meet the SmallCap Market maintenance criteria if the initial SmallCap Market inclusion criteria are met, may result in the delisting of the Company's Common Stock from Nasdaq. Trading, if any, in the Company's Common Stock would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

         In addition, if the Company's Common Stock were delisted from trading on Nasdaq and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burden imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and limit the ability of sellers to sell the Common Stock in the secondary market.

INTERNATIONAL SALES. International sales, primarily in Japan, Korea and Taiwan, accounted for approximately 52%, 43% and 25% of the Company's total revenue in fiscal 1995, 1996 and 1997, respectively. Declining revenues from international sales were a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia, and increased competition in the electronic design automation (EDA) software market. The Company expects that international sales will continue to account for a significant portion of its revenue and plans to continue to expand its international sales and distribution channels. This revenue involves a number of inherent risks, including economic downturn in the electronics industry in Asia, traditionally slower adoption of the Company's products internationally, general strikes or other disruptions in working conditions, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. In order to reduce the risk of loss between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible.

COMPETITION. The EDA software market in which the Company competes is intensely competitive and subject to rapid technological change. The Company currently faces competition from EDA vendors, including Cadence Design Systems, Inc. ("Cadence"), which currently holds the dominant share of the market for IC physical design software, Avant! Corporation and Mentor Graphics. These EDA vendors have significantly greater financial, technical and marketing resources, greater name recognition and, in some cases, a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company and can devote substantial resources aimed at preventing the Company from enhancing relationships with existing customers or establishing relationships with potential customers. The Company believes that competitive factors in the EDA software market include product performance, price, support of industry standards, ease of use, delivery schedule, product enhancements, and customer technical support and service. The Company believes that, with respect to ease of use, the Company's products may not be perceived as competing favorably.

         Competition from EDA companies that choose to enter the IC physical design market could present particularly formidable competition due to their large installed customer base and their ability to offer a complete integrated IC design solution, which the Company does not offer. The Company expects additional competition from other established and emerging companies. In addition, the EDA industry has become increasingly concentrated in recent years as a result of consolidations, acquisitions and strategic alliances. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. There can be no assurance the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

MANAGEMENT TRANSITION. The Company is experiencing a period of management transition that has placed, and may continue to place, a significant strain on its resources, including its personnel. Robert R. Anderson resumed the role of Chief Executive Officer in December 1996 and has assembled a new senior management team. The Company's ability to manage growth successfully will require its new management personnel to work together effectively and will require the Company to improve its operations, management and financial systems and controls. If the Company management is unable to manage this transition effectively, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected.

                          PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings (in thousands):

                 In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company would co-market with Bell Labs' existing distributors. Pursuant to the four year agreement, the Company made prepaid royalty payments of $1,750. The agreement also provided for future prepaid royalty payments of: $1,250 in fiscal 1998 and $1,000 in fiscal 1999. In July and August 1997, both parties sent notices of termination, alleging breach of the agreement by the other party. The agreement provides that any dispute, controversy or claim arising out of the agreement shall be resolved through good faith consultation for a specified period. That period has passed. The agreement provides that if the dispute is not resolved by consultation, it shall be referred to and finally resolved by arbitration. Request for arbitration has been made and arbitrators are in the process of being appointed. Lucent's request for arbitration includes a "Prayer for Relief" of $750 of royalty prepayments, consequential, special and incidental damages in an unspecified sum and punitive damages in an unspecified sum. The Company has filed a counterclaim, which includes a "Prayer for Relief" of direct and consequential damages according to proof at the arbitration hearing in an amount in excess of $1,750, recision of the License Agreement and the return of the consideration exchanged thereunder, declaratory relief and punitive damages in an unspecified sum. The dispute is in its early stages and the ultimate outcome cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements. The Company believes that Lucent's "Prayer for Relief" is without merit and intends to vigorously dispute the claim.


Item 2.          Changes in Securities:  Not Applicable

Item 3.          Defaults Upon Senior Securities:  Not Applicable

Item 4.          Submission of Matters to a Vote of Securities Holders:

                 (A) On September 4, 1997, the Annual Meeting of the
                     Shareholders of the Registrant was held. A total of 13,886,648 shares, or approximately 83%, of the shares outstanding were represented at this meeting.

                 (B) At the meeting, the Shareholders elected Benjamin Huberman and Roy Rogers as Directors with 13,759,832 votes in favor and 126,816 withheld; Robert R. Anderson as Director with 13,757,316 votes in favor and 129,332 votes withheld; and Thomas A. Sherby as Director with 13,760,832 votes in favor and 125,816 votes withheld.

                 (C) The amendment to the Company's Amended and Restated
                     Articles of Incorporation was approved by 13,457,396 in favor, 374,111 opposed and 35,141 abstained.

                 (D) The amendment to the Company's 1988 Stock Option Plan was approved by 7,439,445 in favor, 484,802 opposed, 32,705 abstained and 5,929,696 broker non-votes.

                 (E) The amendment to the Company's 1990 Directors' Stock
                     Option Plan was approved by 9,341,511 in favor, 470,000 opposed, 39,885 abstained and 4,035,252 broker non-votes.

Item 5.          Other Information:   Not Applicable

Item 6.          Exhibits and Reports on Form 8-K:

EXHIBITS:


EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT

 3.01 Registrant's Amended and Restated Articles of Incorporation as amended to date (incorporated by reference to Exhibit 3.01 of Registrant's Registration Statement on Form S-1 (File No. 2-89943) filed March 14, 1984, as amended (the "1984 Registration Statement")).

 3.02 Registrant's amendment to Amended and Restated Articles of Incorporation filed September 19, 1997.

 3.03 Registrant's bylaws, as amended to date (incorporated by reference to Exhibit 4.01 of the 1984 Registration Statement).

 3.05 Amendment to Bylaws dated November 12, 1996 (incorporated by reference to Exhibit 3.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

 10.01*      Registrant's 1990 Directors Stock Option Plan, as amended to date.

 10.03*      Registrant's 1988 Stock Option Plan, as amended to date.

 27.00       Financial Data Schedule

             *Management Contract or Compensatory Plan or Arrangement

REPORTS ON FORM 8-K:

Two form 8-K's were filed during the quarter covered by this report:

One Current Report on Form 8-K was dated July 7, 1997 and filed on July 14, 1997. This reported the Company's exit from the integrated circuit design verification market and the cessation of sales and support of the integrated circuit design verification product line that the Company had licensed from Lucent Technologies, Inc. The Company also announced the anticipated release of approximately ten percent of its workforce and a charge to earnings of approximately $2 million for costs associated with these actions.

One Current Report on Form 8-K was dated September 17, 1997 and filed on September 18, 1997. This reported that the report of Price Waterhouse LLP on SVR's fiscal 1997 consolidated financial statements was amended on September 17, 1997 to add an explanatory paragraph regarding SVR's ability to continue as a going concern and the financial statements were updated to disclose the cancellation of a significant contract subsequent to March 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SILICON VALLEY RESEARCH, INC.





Date:   November 7, 1997                        /s/ Robert R. Anderson
        ----------------                        ------------------------------
                                                Robert R. Anderson
                                                Chief Executive Officer and
                                                Chairman of the Board


                                                /s/ Laurence G. Colegate, Jr.
                                                ------------------------------
                                                Laurence G. Colegate, Jr.
                                                Senior Vice President,
                                                Finance and Administration

                                                (Chief Financial and Accounting
                                                Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

 3.01 Registrant's Amended and Restated Articles of Incorporation as amended to date (incorporated by reference to Exhibit 3.01 of Registrant's Registration Statement on Form S-1 (File No. 2-89943) filed March 14, 1984, as amended (the "1984 Registration Statement")).

 3.02 Registrant's amendment to Amended and Restated Articles of Incorporation filed September 19, 1997.

 3.03 Registrant's bylaws, as amended to date (incorporated by reference to Exhibit 4.01 of the 1984 Registration Statement).

 3.05 Amendment to Bylaws dated November 12, 1996 (incorporated by reference to Exhibit 3.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

 10.01*      Registrant's 1990 Directors Stock Option Plan, as amended to date.

 10.03*      Registrant's 1988 Stock Option Plan, as amended to date.

 27.00       Financial Data Schedule

             *Management Contract or Compensatory Plan or Arrangement