Form 10-Q
period 1997-12-31
SILICON VALLEY RESEARCH INC
filed 1998-02-11
CIK 708367

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended December 31, 1997 or

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

           Common Shares Outstanding at December 31, 1997: 20,601,673

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                             Pages
                                                                                             -----
Part I.     FINANCIAL INFORMATION

            Item 1.      Financial Statements

                Consolidated Balance Sheets -
                    March 31, 1997 and December 31, 1997 (unaudited)                            3

                Consolidated Statements of Operations -
                    Three and Nine Months Ended December 31, 1996 and 1997 (unaudited)          4

                Consolidated Statements of Cash Flows -
                    Nine Months Ended December 31, 1996 and 1997 (unaudited)                    5

                Notes to Consolidated Financial Statements (unaudited)                        6-7

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                          8-13

            Item 3.      Quantitative and Qualitative Disclosure about Market Risk             13

Part II.    OTHER INFORMATION                                                                  14

            Item 1       Legal Proceedings
            Item 2       Changes in Securities and Use of Proceeds
            Item 3       Defaults Upon Senior Securities
            Item 4       Submission of Matters to a Vote of
                         Securities Holders
            Item 5       Other Information
            Item 6       Exhibits and Reports on Form 8-K

            Signatures                                                                         15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       March 31, 1997      December 31, 1997
                                                       --------------      -----------------
                                                                              (Unaudited)
Assets

Current Assets:
Cash and cash equivalents                                  $  2,064             $  3,159
Accounts receivable, net of allowances of
      $150 in each period                                     1,129                  549
Prepaid expenses and other current assets                       453                  249
                                                           --------             --------
                                                              3,646                3,957

Fixed assets, net                                               879                  641
Other assets, net                                             3,952                2,136
                                                           --------             --------
                                                           $  8,477             $  6,734
                                                           ========             ========

Liabilities and Shareholders' Equity

Current Liabilities:
Short-term borrowings                                      $   --               $    285
Current portion of long-term debt                               189                  211
Accounts payable                                                515                  234
Accrued expenses                                              1,443                  988
Deferred revenue                                              1,018                  698
                                                           --------             --------
                                                              3,165                2,416

Long-term debt, less current portion                            254                  179
                                                           --------             --------

                                                              3,419                2,595
                                                           --------             --------
Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, no par value:
     Authorized: 1,000 shares
     Issued and outstanding: none                              --                   --
Common stock, no par value:
     Authorized: 40,000 shares
     Issued and outstanding:
         12,227 shares at March 31, 1997
         and 20,602 shares at December 31, 1997              32,375               39,093
Accumulated deficit                                         (27,308)             (35,001)
Cumulative translation adjustment                                (9)                  47
                                                           --------             --------
                                                              5,058                4,139
                                                           --------             --------

                                                           $  8,477             $  6,734
                                                           ========             ========


        The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Three Months Ended                        Nine Months Ended
                                                               December 31,                              December 31,
                                                       -----------------------------             -----------------------------
                                                         1996                 1997                 1996                 1997
                                                       --------             --------             --------             --------
Revenue:
License fees and other                                 $    616             $    131             $  2,380             $    860
Maintenance fees                                            649                  421                2,050                1,389
                                                       --------             --------             --------             --------
         Total revenue                                    1,265                  552                4,430                2,249
                                                       --------             --------             --------             --------

Cost of revenue:
License fees and other                                      522                  255                  819                1,785
Maintenance fees                                            144                  151                  380                  412
                                                       --------             --------             --------             --------
         Total cost of revenue                              666                  406                1,199                2,197
                                                       --------             --------             --------             --------

Gross profit                                                599                  146                3,231                   52
                                                       --------             --------             --------             --------

Operating expenses:
Engineering, research and development                     1,193                  934                2,705                2,711
Selling and marketing                                     1,498                  728                4,714                3,001
General and administrative                                2,845                  253                3,948                  833
Impairment loss on prepaid royalty (Note 6)                --                   --                   --                  1,217
                                                       --------             --------             --------             --------
         Total operating expenses                         5,536                1,915               11,367                7,762
                                                       --------             --------             --------             --------

Operating loss                                           (4,937)              (1,769)              (8,136)              (7,710)
                                                       --------             --------             --------             --------

Other income (expense):
Interest income                                              52                   16                  251                  121
Interest expense                                             (8)                 (13)                 (24)                 (25)
Other, net                                                 --                   (119)                   2                  (79)
                                                       --------             --------             --------             --------
         Total other income (expense)                        44                 (116)                 229                   17
                                                       --------             --------             --------             --------

Loss before provision for
         income taxes                                    (4,893)              (1,885)              (7,907)              (7,693)

Provision for income taxes                                 --                   --                   --                   --
                                                       --------             --------             --------             --------

Net loss                                               $ (4,893)            $ (1,885)            $ (7,907)            $ (7,693)
                                                       ========             ========             ========             ========


Net loss per basic share and diluted share             $  (0.42)            $  (0.11)            $  (0.69)            $  (0.47)
                                                       ========             ========             ========             ========

Shares used in per share calculation                     11,520               16,868               11,473               16,537
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

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               Nine Months Ended
                                                                                  December 31,
                                                                          -----------------------------
                                                                            1996                 1997
                                                                          --------             --------

Cash Flows from Operating Activities:
Net loss                                                                  $ (7,907)            $ (7,693)
Adjustments to reconcile net loss to net
cash used in operating activities:
         Provision for impairment of prepaid marketing royalty                --                  1,217
         Amortization of software development costs                            433                1,358
         Depreciation and amortization                                         636                  732
         Provision for doubtful accounts                                       546                 --
Changes in assets and liabilities, net:
         Accounts receivable                                                 2,357                  580
         Prepaid expenses and other current assets                            (252)                 204
         Accounts payable                                                      (95)                (281)
         Accrued expenses                                                    1,477                 (455)
         Deferred revenue                                                     (583)                (320)
         Other, net                                                         (1,463)                 213
                                                                          --------             --------

Net cash used in operating activities                                       (4,851)              (4,445)
                                                                          --------             --------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                                   (577)                 (45)
Capitalization of software development costs and
    purchase of software licenses                                           (1,787)              (1,421)
                                                                          --------             --------

Net cash used in investing activities                                       (2,364)              (1,466)
                                                                          --------             --------

Cash Flows from Financing Activities:
Principal payments of long-term debt                                           (35)                (108)
Advances on credit lines                                                      --                    340
Proceeds from issuance of common stock                                         369                6,718
                                                                          --------             --------

Net cash provided by financing activities                                      334                6,950
                                                                          --------             --------

Effect of exchange rate changes on cash                                         22                   56
                                                                          --------             --------

Net increase (decrease)  in cash and
    cash equivalents                                                        (6,859)               1,095
Cash and cash equivalents at beginning
    of  period                                                              10,238                2,064
                                                                          --------             --------

Cash and cash equivalents at end
    of period                                                             $  3,379             $  3,159
                                                                          ========             ========


        The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997- UNAUDITED
                     (IN THOUSANDS, EXCEPT FOR SHARE PRICE)


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

         In February 1997, the Company restated its unaudited consolidated financial statements for the quarters ended June 30, 1996 and September 30, 1996 to reverse certain transactions and related expenses which were recognized other than in accordance with the Company's accounting policies. The financial statements for the three and nine months ended December 31, 1996 include the effect of the restatement referred to above.


NOTE 2: EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS
128), which the Company adopted for the third quarter of fiscal 1998. As required by the statement, all prior period earnings per share (EPS) amounts presented have been restated to conform with the provisions of SFAS 128. Under SFAS 128, the Company presents two EPS amounts. Basic EPS is calculated based on loss to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.


NOTE 3: STATEMENT OF CASH FLOWS INFORMATION

                                               Nine Months Ended
                                                  December 31
                                              -------------------
                                              1996           1997
                                              ----           ----
Supplemental Cash Flow Information:
Cash paid during the period for:
                 Interest                      $24            $25
                 Income taxes                   13             --

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                          DECEMBER 31, 1997- UNAUDITED
                     (IN THOUSANDS, EXCEPT FOR SHARE PRICE)


NOTE 4: BALANCE SHEET COMPONENTS

                                           March 31,         December 31,
                                             1997                1997
                                         ------------        ------------
Other Assets:
Software development costs               $      2,163        $      1,799
Software licenses                               2,388               3,138
                                         ------------        ------------
                                                4,551               4,937
Less accumulated amortization                  (2,425)             (3,198)
                                         ------------        ------------
                                                2,126               1,739
Prepaid royalties, net                          1,592                 192
Other                                             234                 205
                                         ------------        ------------
                                         $      3,952        $      2,136
                                         ============        ============
Accrued Expenses:
Payroll and related costs                $        434        $        432
Taxes payable                                     108                 106
Other                                             901                 450
                                         ------------        ------------
                                         $      1,443        $        988
                                         ============        ============

NOTE 5: BANK LINE OF CREDIT

         In June 1997, the Company entered into an additional line of credit with its bank. The revolving line of credit will provide for borrowings up to $2,000 with available borrowings limited to certain percentages of eligible accounts receivable. Interest at prime plus one percent will be due monthly with principal due in one year. As of December 31, 1997, $285 has been borrowed under the line of credit.

NOTE 6: CONTINGENCIES

         The Company is subject to various types of litigation during its normal course of business. In January 1997, Gambit Automated Design, Inc. ("Gambit"), a competitor of the Company, filed a complaint alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and a former employee of Gambit who is a current employee of the Company. Gambit sought injunctive relief, compensation and punitive damages, restitution and attorneys' fees and costs. The parties have reached an agreement in principle to resolve this litigation. Such agreement is awaiting final documentation and does not call for the payment of any monies by the Company.

         In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company would co-market with Bell Labs' existing distributors. Pursuant to the four year agreement, the Company made prepaid royalty payments of $1,750. The agreement also provided for future prepaid royalty payments of:
$1,250 in fiscal 1998 and $1,000 in fiscal 1999. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. The Company recognized an impairment loss on the balance of unamortized prepaid royalties totaling $1,217 during the nine months ended December 31, 1997. In July and August 1997, both parties sent notices of termination, alleging breach of the agreement by the other party. In December 1997, the dispute was resolved when the parties entered into a Settlement Agreement and Mutual Release.

NOTE 7: CAPITAL STOCK-PRIVATE PLACEMENT

         On December 30, 1997, the Company completed a private placement of Units comprising 3,812 shares of Common Stock and warrants to purchase an additional 3,812 shares of Common Stock at $0.53 per share, with proceeds to the Company of $2,820. The shares of Common Stock are unregistered. The Company will file a registration statement with the Securities and Exchange Commission on or before February 28, 1998 to register these shares pursuant to the terms of the private placement agreement. One director and one officer/director participated in the private placement.

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

RESULTS OF OPERATIONS

REVENUE

         Total revenue for the third quarter of fiscal year 1998, which ended December 31, 1997, was $552, a decrease from $1,265 in the third quarter a year ago. The 56% decrease in revenues was due to lower license and maintenance revenue during the third quarter, primarily resulting from a reduction in capital investment by semiconductor manufacturers and increased competition. Total revenue for the nine month period ended December 31, 1997 decreased to $2,249 from $4,430 over the nine month period ended December 31, 1996. The 49% decrease is primarily due to weakened demand based on a delay in capital investment by semiconductor manufacturers caused, in part, by the current financial crisis in Asia, increased competition and the timing of renewals of maintenance contracts. International sales, primarily in Japan and the Far East, accounted for 31% of total revenue for the nine month period ended December 31, 1997 compared to 22% in the same period a year ago.

         The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, as in the nine months ended December 31, 1997, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

         Cost of license fees and other revenue for the third quarter of fiscal year 1998 was $255, compared to $522 in the third quarter of fiscal 1997. Cost of license fees for the nine months ended December 31, 1997 was $1,785, compared to $819 in the nine months ended December 31, 1996. Cost of license fees is primarily the amortization of software development costs and amortization of prepaid royalty payments to third parties. As a result of the significant reduction in revenue and due to the Company's expanded product development program, the Company wrote-off $1,036 of unamortized software development costs in the nine months ended December 31, 1997.

         Cost of maintenance fees for the third quarter of fiscal year 1998 was $151 compared to $144 in the third quarter of fiscal 1997. Cost of maintenance fees for the nine months ended December 31, 1997 was $412 compared to $380 in the nine months ended December 31, 1996. Cost of maintenance fees is primarily the cost of providing technical support and technical documentation.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

         Engineering, research and development expenses for the third quarter of fiscal year 1998 were $934 compared to $1,193 in the third quarter a year ago. Comparing the third quarter of fiscal 1998 and the third quarter of fiscal 1997, engineering, research and development expenses were 169% and 94% of total revenue, respectively. Engineering, research and development expenses for the nine months ended December 31, 1997 were $2,711 compared to $2,705 for the nine months ended December 31, 1996. Comparing these periods, engineering, research and development expenses were 121% and 61% of total revenue, respectively. Engineering, research and development expenses were lower in the third quarter of fiscal 1998 due to the capitalization of software development costs per the Company's policy of capitalizing costs relating to significant enhancements of the Company's products which occured during the quarter ended December 31, 1997.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses for the third quarter of fiscal year 1998 decreased to $728 from $1,498 in the third quarter a year ago. In the third quarter of fiscal 1998 and the third quarter of fiscal 1997, selling and marketing expenses were 132% and 118% of total revenue, respectively. Selling and marketing expenses for the nine months ended December 31, 1997 decreased to $3,001 from $4,714 in the nine months ended December 31, 1996. Comparing the nine month periods, selling and marketing expenses were 133% and 106% of total revenue, respectively. The dollar decrease is due to the effects of the Company's cost-cutting measures and lower commissions resulting from reduced revenue during the nine months ended December 31, 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased to $253 for the third quarter of fiscal year 1998 from $2,845 in the third quarter a year ago. In the third quarter of fiscal 1998 and the third quarter of fiscal 1997, general and administrative expenses were 46% and 225% of total revenue, respectively. General and administrative expenses for the nine months ended December 31, 1997 decreased to $833 from $3,948 in the nine months ended December 31, 1996. Comparing the nine month periods, general and administrative expenses were 37% and 89% of total revenue, respectively. The third fiscal quarter of the prior year included approximately $2,400 of significant nonrecurring charges associated with severance arrangements, litigation accruals, legal fees and accounting fees. In addition, general and administrative expenses have decreased due to streamlining the organization, lower relocation expenses, lower consulting and legal expenses and cost-cutting measures instituted by management.

IMPAIRMENT LOSS ON PREPAID ROYALTY

         In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan. Pursuant to the four year agreement, the Company has made prepaid royalty payments of $1,750. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. Accordingly, the Company ceased sales of the product line in July 1997. Provision was made in the accompanying financial statements for the nine months ended December 31, 1997 to expense the full amount of unamortized prepaid royalty of $1,217, the future value of which was considered impaired.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. To date in fiscal 1998, the Company has received net cash of $6,718 from the private placement of equity securities ("financing activities"). During the nine months ended December 31, 1997, cash and cash equivalents increased $1,095 from $2,064 to $3,159. This increase resulted from cash provided by financing activities of $6,950 less cash used by operations of $4,445 and $1,466 of cash used for investing activities.

         The Company incurred a significant loss in the first nine months of fiscal 1998 and expects operating losses to continue, at least in the near term, as it expands its product development and marketing capabilities. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow at least through 1998.

         The Company's primary unused sources of funds at December 31, 1997 consisted of cash and cash equivalents of $3,159 and an available line of credit of $1,715 from its bank, limited to certain percentages of eligible accounts receivable. The Company believes its cash and cash generated from operations and available borrowings may not be sufficient to finance its operations through 1998. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. The Company has no commitments or arrangements to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the products of the Company and could require substantial curtailment of operations of the Company.

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

COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS; DISCLOSURE RELATING TO LOW-PRICED STOCK. The Company's Common Stock is quoted on the Nasdaq National Market (the "National Market"). However, in order to continue to be included in the National Market, a company must meet certain maintenance criteria. Continued inclusion requires, among other things, a minimum bid price of $1.00 per share or, in the alternative, a public market float of a least $3,000 and net tangible assets of at least $4,000. Effective February 23, 1998, the maintenance criteria will be increased, requiring a minimum bid price of $1.00 per share, and $4,000 in net tangible assets (total assets less total liabilities and goodwill) and $5,000 market value of the public float (excluding shares held directly or indirectly by any officer or director of the Company and by any person holding beneficially more than 10% of the Company's outstanding shares).

         As of December 31, 1997, the closing sales price of a share of the Company's Common Stock was $0.6563. By letter dated November 17, 1997, The Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that the Company's Common Stock had failed to maintain a closing bid price greater than or equal to $1.00 during the last ten consecutive trading dates. The letter stated that the Company will be provided ninety calendar days in which to regain compliance with the minimum bid price or an alternative requirement (Market value of a public float of at least $3,000 and net tangible assets of at least $4,000). If at any time during the ninety day period, the Common Stock reports a closing bid price of $1.00 or greater for ten consecutive trading days, the Company will have complied with the minimum bid price requirement. If the Company is unable to demonstrate compliance on or before the end of the period, it must submit proposals for achieving compliance. Should the Company fail to submit the necessary information in such time frame, or if the submission is deemed not to warrant continued listing, Nasdaq will immediately issue a formal notice of deficiency which will specify the delisting date of the Company's securities. On the basis of all information available, Nasdaq staff will determine whether or not the Company may continue to be listed on the Nasdaq National Market.

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

         By letter dated December 2, 1997, Nasdaq informed the Company that based upon a review of the Company's most recently filed financial statements and market data, the Company may not meet the new requirements with respect to net tangible assets and minimum bid price for continued listing on The National Market, which will become effective on February 23, 1998.

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

INTERNATIONAL SALES. International sales, primarily in Japan, Korea and Taiwan, accounted for approximately 52%, 43%, 25% and 31% of the Company's total revenue in fiscal 1995, 1996, 1997 and the first nine months of fiscal 1998, respectively. Declining revenues from international sales were a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia as a result of the current financial crisis in that region, and increased competition in the electronic design automation (EDA) software market. The Company expects that international sales will continue to account for a significant portion of its revenue and plans to continue to expand its international sales and distribution channels. This revenue involves a number of inherent risks, including economic downturn in the electronics industry in Asia, traditionally slower adoption of the Company's products internationally, general strikes or other disruptions in working conditions, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. In order to reduce the risk of loss between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings (in thousands):

                  In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan, where the Company would co-market with Bell Labs' existing distributors. Pursuant to the four year agreement, the Company made prepaid royalty payments of $1,750. The agreement also provided for future prepaid royalty payments of: $1,250 in fiscal 1998 and $1,000 in fiscal 1999. In July and August 1997, both parties sent notices of termination, alleging breach of the agreement by the other party. In December 1997, the dispute was resolved when the parties entered into a Settlement Agreement and Mutual Release.

                  In January 1997, Gambit Automated Design, Inc. ("Gambit"), a competitor of the Company, filed a complaint alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and a former employee of Gambit who is a current employee of the Company. Gambit sought injunctive relief, compensation and punitive damages, restitution and attorneys' fees and costs. The parties have reached an agreement in principle to resolve this litigation. Such agreement is awaiting final documentation and does not call for the payment of any monies by the Company.

Item 2.           Changes in Securities and Use of Proceeds:  Not Applicable

Item 3.           Defaults Upon Senior Securities:  Not Applicable

Item 4.           Submission of Matters to a Vote of Securities Holders:
                  Not Applicable

Item 5.           Other Information:   Not Applicable

Item 6.           Exhibits and Reports on Form 8-K:

EXHIBITS:

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBIT
-------        ---------------------

3.1 Registrant's Amended and Restated Articles of Incorporation as amended to date (incorporated by reference to Exhibit 3.01 of Registrant's Registration Statement on Form S-1 ( File No. 2-89943) filed March 14, 1984, as amended (the "1984 Registration Statement")).

3.2 Registrant's amendment to Amended and Restated Articles of Incorporation filed September 19, 1997 (incorporated by reference to Exhibit 3.02 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

3.3 Registrant's bylaws, as amended to date (incorporated by reference to Exhibit 4.01 of the 1984 Registration Statement).

3.5 Amendment to Bylaws dated November 12, 1996 (incorporated by reference to Exhibit 3.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

4.1 Form of Unit Purchase Agreement among the Company and several investors dated as of December 19, 1997, as amended.

4.2     Form of Warrant to Purchase Common Stock dated as of December 30, 1997.

27.     Financial Data Schedule

REPORTS ON FORM 8-K:

No Form 8-K's were filed during the quarter covered by this report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SILICON VALLEY RESEARCH, INC.





Date:       February 11, 1998          /s/ Robert R. Anderson
            -----------------          -------------------------------------
                                       Robert R. Anderson
                                       Chief Executive Officer and
                                       Chairman of the Board


                                       /s/ Laurence G. Colegate, Jr.
                                       Laurence G. Colegate, Jr.
                                       Senior Vice President,
                                       Finance and Administration

                                       (Chief Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX


3.1 Registrant's Amended and Restated Articles of Incorporation as amended to date (incorporated by reference to Exhibit 3.01 of Registrant's Registration Statement on Form S-1 ( File No. 2-89943) filed March 14, 1984, as amended (the "1984 Registration Statement")).

3.2 Registrant's amendment to Amended and Restated Articles of Incorporation filed September 19, 1997 (incorporated by reference to Exhibit 3.02 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

3.3 Registrant's bylaws, as amended to date (incorporated by reference to Exhibit 4.01 of the 1984 Registration Statement).

3.5 Amendment to Bylaws dated November 12, 1996 (incorporated by reference to Exhibit 3.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

4.1 Form of Unit Purchase Agreement among the Company and several investors dated as of December 19, 1997, as amended.

4.2     Form of Warrant to Purchase Common Stock dated as of December 30, 1997.

27.     Financial Data Schedule