Form 10-K405
period 1998-03-31
SILICON VALLEY RESEARCH INC
filed 1998-06-29
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


  X      Annual report pursuant to Section 13 or 15(d) of the Securities
-----
         Exchange Act of 1934 For the fiscal year ended MARCH 31, 1998

         Transition report under Section 13 or 15(d) of the Securities Exchange
-----
         Act of 1934 For the transition period from ________________ to ________________


COMMISSION FILE NO. 0-13836



                         SILICON VALLEY RESEARCH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

CALIFORNIA                           94-2743735
(State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

6360 SAN IGNACIO AVENUE
SAN JOSE, CA                         95119-1231
(Address of principal executive      (Zip Code)
 offices)

Registrant's telephone number,
including area code:                 (408) 361-0333

Securities registered under
Section 12(b) of the Act:            NONE

Securities registered under
Section 12(g) of the Act:            COMMON STOCK, NO PAR VALUE
                                     (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  YES    X          NO
             ---------        ---------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of bid and asked prices of the Registrant's common stock on June 9, 1998 in the over-the-counter market, was approximately $7,400,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 9, 1998, Registrant had 26,190,113 shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant's 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K.


    The exhibit index appears on sequentially numbered pages 40 through 41.

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


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Silicon Valley Research, Inc. ("the Company" or "SVR") offers a broad line of integrated placement, routing and floorplanning physical layout software products which enable electronics manufacturers to achieve improved performance and smaller die size in their integrated circuit ("IC") designs. The Company offers products which incorporate its proprietary line probe technology to create denser circuit designs. These products minimize die size, enabling a high performance IC design, and improve manufacturability of the IC, resulting in higher production yield. Further, these products perform at high speed, allowing designers rapid turnaround time for their physical layout tasks, and are highly efficient, requiring less workstation memory to complete the design. The Company has closely linked its IC design floorplanning capabilities to its physical layout tools through common placement and routing algorithms. This enables designers to make placement predictions that closely match the actual placement during the physical layout. The Company offers the IC industry a comprehensive set of design project support capabilities through its IC Design and Consulting Services. The Company's end-user customers include N.E.C., Hyundai, Motorola, OKI Semiconductor, Samsung Electronics, Sony, Texas Instruments and Yamaha.

Through its acquisition of Quality I.C. Corporation on March 31, 1998 (see Note 4 of Notes to the Consolidated Financial Statements), the Company has gained front-end technology which improves the flow of data into SVR's product tools and improves the resulting performance. In addition, the Company provides design project support services encompassing nearly all aspects of the IC development process, including IC design engineering services, VLSI mask design and chip assembly capability, and CAD/EDA tool application methodology consulting services.

INDUSTRY BACKGROUND

Electronics manufacturers face constant pressure to create faster, more complex, and more reliable IC's. To compete effectively, electronics manufacturers must shorten product development cycles, or "time to market" for new products. Electronics manufacturers are also under increasing economic pressure to increase manufacturing yield and reduce die size in order to maximize revenue from semiconductor fabrication facilities. For example, the Semiconductor Industry Association predicts that by 2001, minimum feature sizes for semiconductors will drop 49% from 0.35 micron to 0.18 micron and the number of transistors per chip will rise 433% to approximately 64 million transistors.
The interconnecting wire within the IC linking those transistors will approach one and a quarter miles on a chip area of 350 square millimeters. As a result of these trends, electronics manufacturers will require electronic design automation ("EDA") software tools that improve the quality and increase the speed of the design process to remain competitive.

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

SVR PRODUCTS

The Company offers a line of products for IC physical design. All of SVR's products run on Unix workstations from Sun Microsystems, Inc. and Hewlett Packard Company and support industry standards such as Motif, X-Windows, GDSII Stram format and EDIF. In addition, the Company has ported two of its products to operate on workstations from HAL Computer Systems. SVR offers interfaces to Mentor Graphics' Falcon Framework and Synopsys, Inc.'s synthesis tools. The Company's products have a similar technology foundation and are modular in nature. Each of the products offered by the Company are sold in a range of configurations based on the size and complexity of the design to be developed with the SVR product. In addition, the Company offers a set of design project support services encompassing the IC development process including complete IC design engineering services, VLSI mask design and chip assembly capability, and CAD/EDA tool application methodology consulting services. The following summarizes SVR's product families:

SVR GARDS:   SVR believes that SVR GARDS, using the Company's line probe routing algorithm, provides the fastest turnaround time for an area-based place and route software tool in the EDA industry. In addition, SVR GARDS provides high quality routing results with a minimum of vias, line segments, and total interconnecting wire length. The product handles up to a million gates and has been extended to handle n layers of interconnect. The interactive timing-driven placement subsystem enables designers to improve their placement to handle issues of congestion, timing or net length. The timing-driven routing capabilities of the product allow designers to specify timing constraints on all nets and on all critical paths without affecting run times. SVR GARDS has a built-in simulator for timing analysis and a clock tree synthesis module that minimizes clock delay. SVR GARDS includes a procedural language interface which allows system designers to interface the tool to virtually any design flow. The line probe routing algorithms enable the product to perform incremental EC's rapidly without disturbing the structure of the routed design outside the region of interest.

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

IC DESIGN AND CONSULTING SERVICES: The Company provides a set of design project support services encompassing nearly all aspects of the IC development process including complete IC design engineering services, VLSI mask design and chip assembly capability, and CAD/EDA tool application methodology consulting services. Design engineers provide services to address front-end design tasks such as HDL behavioral modeling, logic synthesis, analog circuit design and physical implementation, digital filter implementation, embedded SRAM/ROM circuit design and physical implementation, and standard cell library design and characterization. Additional back-end, physical design capabilities include standard cell library layout and verification, hierarchical chip floorplanning, full custom internal-block layout, standard-cell-block place-and-route implementation and top level place and route chip assembly. As an integrated EDA tool supplier and IC design and layout organization, the Company consults to provide highly proficient high-level design methodology consulting, EDA tool application and integration, customized environments and need-specific tool enhancements.

MARKETING AND SALES

The Company's products are marketed principally through its direct sales force in the United States and Japan and Taiwan. The Company has domestic sales/support offices in metropolitan areas of California and Texas and foreign sales offices in Tokyo and Taiwan.

International sales were approximately $4,740,000, $1,390,000 and $874,000 for fiscal 1996, 1997 and 1998, respectively, representing 43%, 25% and 32% of total revenue for the respective periods, of which 41%, 24% and 31% came from the Far East, principally Japan and Taiwan. (See Note 13 of Notes to Consolidated Financial Statements).

The Company markets its products both domestically and internationally to integrated circuit designers and manufacturers, large electronic systems manufacturers, and major aerospace, automotive, and consumer electronics companies. Consolidated revenue consists of the following:

                                      Year Ended March 31,

        Customer                      1996     1997    1998
        --------                      ----     ----    ----
        Hal Computers Systems, Inc.    16%      14%      *
        Lucent Technologies, Inc.       *       19%      *
        Motorola, Inc.                 11%      13%     13%
        Yamaha Corporation             11%       *       *
        Aspec Technology                *        *      20%


        *less than 10% of consolidated revenue


The Company licenses its software to customers (except in Japan, where the Company sells its software to customers) under agreements that provide for a license fee or sales price to use the product in perpetuity on a specified computer. License fees for individual products range from approximately $70,000 for the least expensive software to approximately $400,000 for the most complex software product.

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

PRODUCT DEVELOPMENT

The EDA market is characterized by rapid technological advances in both computer hardware and software. The Company believes that the continued development of new products and enhanced features is critical to its success. Engineering efforts in the past year included:


          .     Significant improvements were made to the Company's placement technology providing greater completion utilization rates. Enhancements to the Company's ECO flow will minimize the number of "design turns" needed to complete a design.

          .     Additional engineering effort was invested in the refinement of the Company's delay modeling and analysis capabilities. This includes the integration of 3D modeling and extraction software, which the Company is offering through an OEM agreement with OEA International, Inc.

          .     In fiscal 1996, 1997 and 1998, the Company spent approximately
          $3,330,000, $3,609,000, and $3,568,000 or as a percentage of revenue
          30%, 66% and 130%, respectively, on engineering, research and development. These amounts are net of costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (See Note 1 of Notes to Consolidated Financial Statements).


LICENSING TECHNOLOGY

During the year, the Company signed an OEM agreement with OEA International, Inc., a private software development company, to market OEA's two and three-dimensional (2D/3D) electric field equation solver bundled with SVR's Integrated Circuit (IC) physical design tools. This technology gives SVR the ability to accurately calculate critical performance parameters for deep sub-micron ICs. OEA's analysis algorithm allows SVR products to detect timing errors in advanced high speed ICs without resorting to costly design iterations, thereby shortening the design cycle and extending SVR's solutions to the fastest and most advanced chip designs, including microprocessors, telecommunications and multimedia ICs.

Also, the Company completed the integration and testing of a new high speed automatic placement technology resulting in improved design quality and turnaround time, as well as a smaller design die size, for SVR's SC/TM/ family of products. The new placement technology named TeraCell/TM/ has been developed by CLK Computer-Aided Design, Inc. SVR has licensed the TeraCell/TM/ placement technology, which is being offered as an option to existing SVR installations and began being offered with new product sales starting in June, 1997.

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

EMPLOYEES

As of March 31, 1998, the Company employed 59 full-time workers, including 15 in marketing and sales, 20 in engineering and product development, 15 in IC design services and the remainder engaged in administrative activities. Of the 59 full-time employees, 51 were located in the United States, 1 was employed in Taiwan and 7 were employed in Japan. The Company's continued success will depend, in large part, on its ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of the Company's employees is represented by a labor union.

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

The Company's IC design services occupy approximately 3,200 square feet in an office building in Austin, Texas. The property is occupied under a lease expiring October 31, 2000.

The Company maintains foreign sales support offices in leased space at one location in Japan and one location in Taiwan. The Company maintains domestic sales support offices in leased space in Austin, Texas.

Management believes that its facilities will be adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

As with other companies in the Company's industry, the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. On January 10, 1997, Gambit Automated Design, Inc. ("Gambit"), a competitor of the Company, filed a complaint alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and a former employee of Gambit who is a current employee of the Company. Gambit sought injunctive relief, compensation and punitive damages, restitution and attorneys' fees and costs. The parties have agreed to resolve the asserted claims on terms that do not involve the payment of any money by the Company. Accordingly, the Company does not believe that the ultimate settlement of this litigation will have a material adverse effect on financial position or results of operations. The parties are in the process of documenting the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the Company's fourth quarter.


                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the Nasdaq National Market under the symbol SVRI. The following table sets forth, for the fiscal period indicated, the low and high closing sales prices for the common stock as reported by Nasdaq. The Company had approximately 400 shareholders of record and approximately 3,300 beneficial holders as of March 31, 1998.

COMMON STOCK PRICES


Fiscal 1997 Quarter ended     June 30  Sept. 30  Dec. 31  March 31
                              -------  --------  -------  --------
     High                      8  3/4   6  3/4     5 1/8    2  1/4
     Low                       3  5/8   4  1/4         2   1  1/16

Fiscal 1998 Quarter ended     June 30  Sept. 30  Dec. 31  March 31
                              -------  --------  -------  --------
     High                      1 5/16   1  1/4    1 1/16     29/32
     Low                        15/16    13/16       1/2     17/32


The Company has not declared or paid dividends on its common stock in fiscal 1996, 1997 and 1998. Certain covenants in the Company's loan agreements restrict the payment of dividends. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

On March 31, 1998, the Company acquired all of the outstanding shares of Quality I.C. Corporation ("QIC") pursuant to a merger of a newly formed, wholly-owned subsidiary of the Company with and into QIC in exchange for 3,150,000 shares of the Company's common stock and $200,000 in cash. Such shares were not registered under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemptions provided by Section 492 of the 1933 Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data have been derived from the Company's consolidated financial statements.


For the Years Ended March 31,
(in thousands, except per
  share amounts)

                                            1994     1995     1996      1997    1998 (a)
                                         -------   ------  -------  --------   --------
STATEMENT OF OPERATIONS DATA:
Revenue                                  $ 7,537   $8,251  $10,947  $  5,504   $  2,755
Operating income (loss)                   (3,636)     420      530   (10,105)   (12,028)
Net Income (loss)                         (3,892)     211      569    (9,885)   (12,038)
Net income (loss) per share (basic)        (0.66)    0.03     0.06     (0.86)     (0.69)
Net income (loss) per share (diluted)      (0.66)    0.03     0.05     (0.86)     (0.69)
Weighted-average common                    5,887    7,588    9,169    11,521     17,549
  shares (basic)
Weighted-average common                    5,887    8,257   10,386    11,521     17,549
  shares and equivalents(diluted)

BALANCE SHEET DATA:
Working capital (deficit)                $  (298)  $    4  $11,848   $   481    $    60
Total assets                               3,246    5,222   17,092     8,477      5,265
Long term obligations,
  less current portion                        36      794       38       254         77
Shareholders' equity                         105      982   13,728     5,058      2,564


SUMMARY QUARTERLY DATA - UNAUDITED

                         Jun.30    Sep.30    Dec.31    Mar.31    Jun.30      Sep.30    Dec.31    Mar.31
Quarter Ended             1996      1996      1996      1997      1997(a)     1997      1997      1998 (a)
                         ------   -------   -------   -------   -------     -------   -------   -------
(in thousands, except
  per share amounts)
Revenue                  $2,222   $   943   $ 1,264   $ 1,075   $   713     $   984   $   552   $   506
Gross profit (loss)       2,004       628       598       420      (711)        617       146       (75)
Operating loss             (640)   (2,559)   (4,937)   (1,969)   (4,197)     (1,744)   (1,769)   (4,318)
Net loss                 $ (535)  $(2,479)  $(4,893)  $(1,978)  $(3,994)    $(1,814)  $(1,885)  $(4,345)
Net loss per basic
  and diluted share      $(0.05)  $ (0.22)  $ (0.42)  $ (0.17)  $ (0.25)    $ (0.11)  $ (0.11)  $ (0.21)

(a) Based upon the Company's plans for the future, the Company wrote off $1,036 and $493 of unamortized software development costs in the first and fourth quarters, respectively, of fiscal year ended March 31, 1998 resulting in operating losses for those quarters. In addition, during the first quarter of fiscal 1998, the Company recorded a $1,217 charge for the impairment of a prepaid royalty. The fourth quarter of fiscal 1998 includes a write-off of $2,480 for acquired in-process research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance, including releases of new products and enhancements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 7 and elsewhere in this Annual Report on Form 10-K, as well as other risks and uncertainties described in the Company's other reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

REVENUE

Total revenue decreased from $5,504 in fiscal 1997 to $2,755 in fiscal 1998. Total revenue was $10,947 in fiscal 1996. The decrease in revenues in fiscal 1998 resulted from lower license and maintenance revenue primarily due to weakened demand based on a delay in capital investment by semiconductor manufacturers caused, in part, by the current financial crisis in Asia, increased competition and the timing of renewals of maintenance contracts. During the second quarter of fiscal 1998, the Company recorded license revenue from a multi-license order from a leading design services company. The two companies entered into a joint development program to maximize each company's product capabilities. In addition, the Company purchased two copies of a set of libraries from this company at an amount substantially equivalent to the license order to utilize in conjunction with the Company's benchmark and development engineering for the Company's products to achieve maximum utilization of the library data. International sales were approximately $4,740, $1,390 and $874 for fiscal 1996, 1997 and 1998, respectively, representing 43%, 25% and 32% of total revenue for the respective periods. Fiscal 1996 benefited from increased license fee revenue as a result of the release of product enhancements, as well as the introduction of new products. The Company's plans for fiscal 1999 include an aggressive new product plan, including new releases of significant enhancements for each of the Company's primary products. With the acquisition of Quality I.C. Corporation ("QIC"), the Company has front-end technology which improves the flow of data into SVR product tools and improves the resulting performance. In addition, the Company has consulting and design services to bring to market. However, there can be no assurance that these new products and enhancements will be released on a timely basis, if at all, or will gain market acceptance. See "Other Factors Affecting Future Results-New Product and Rapid Technological Change; Risk of Product Defects".

In fiscal 1996, 1997 and 1998 maintenance revenue was $3,197, $2,620 and $1,802, respectively. Maintenance fees revenue as a percentage of total revenue was 29%, 48% and 65% for fiscal 1996, 1997 and 1998, respectively. The decline in maintenance fees revenue in fiscal 1998 was due to reduced license sales.

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

The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. If revenue levels are below expectations, as in fiscal 1998, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

For fiscal 1996, 1997 and 1998, cost of license fees and other was $388, $1,308 and $2,205, respectively. Cost of license fees and other as a percentage of total revenue was 4%, 24% and 80% for fiscal 1996, 1997 and 1998, respectively. Cost of license fees and other consists primarily of the amortization of capitalized software development costs and amortization of prepaid royalty payments to third parties. Based upon the Company's plans for the future, the Company determined that $1,272 of unamortized software development costs were not recoverable and accordingly recognized a negative gross margin on license fees for the year ended March 31, 1998.

For fiscal 1996, 1997 and 1998, cost of maintenance fees was $357, $546 and
$573, respectively.   Cost of maintenance fees as a percentage of total revenue
was 3%, 10% and 21% for fiscal 1996, 1997 and 1998, respectively. Cost of maintenance fees is primarily the cost of providing technical support and technical documentation which increased in fiscal 1998. The percentage increase in fiscal 1998 was primarily due to reduced revenue levels.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

Engineering, research and development expenses for fiscal 1996, 1997 and 1998 were $3,330, $3,609 and $3,568, respectively. The consistency in engineering, research and development expenses in fiscal 1996, 1997 and 1998 was due to SVR's continuing emphasis on its technology and product development.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for fiscal 1996, 1997 and 1998 were $5,145, $5,914 and $3,677, respectively. The decrease in fiscal 1998 is due to the effects of the Company's cost-cutting measures and lower commissions resulting from reduced revenue during the year ended March 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for fiscal 1996, 1997 and 1998 were $1,197, $4,232 and $1,063, respectively. In fiscal 1997, the Company recorded approximately $3,000 of nonrecurring charges associated with severance arrangements, litigation accruals, legal fees and accounting fees. In addition, general and administrative expenses have decreased due to streamlining the organization, lower relocation expenses, lower consulting and legal expenses and cost-cutting measures instituted by management.

IMPAIRMENT LOSS ON PREPAID ROYALTY

In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan. Pursuant to the four year agreement, the Company had made prepaid royalty payments of $1,750. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. Accordingly, the Company ceased sales of the product line in July 1997. Provision was made in the accompanying financial statements for the year ended March 31, 1998 to expense the full amount of unamortized prepaid royalty of $1,217, the future value of which was considered impaired.


IN-PROCESS RESEARCH AND DEVELOPMENT

On March 31, 1998, the Company acquired Quality I.C. Corporation, a company that provides engineering and consulting services to companies in the micro-electronics industry. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The Company used the discounted cash flow approach to determine the fair value of Quality I.C. Corporation and its identifiable assets, including $2,480 allocated to in-process research and development for the value of products in the development stage which were not considered to have reached technological feasibility. In accordance with generally accepted accounting principles, acquired in-process research and development is required to be expensed (see Note 4 of Notes to Consolidated Financial Statements).

OTHER INCOME (EXPENSE)

Other income (expense) for fiscal 1996, 1997 and 1998 was $44, $222 and $(10), respectively. Other income in fiscal 1996, 1997 and 1998 resulted primarily from interest income from investing the proceeds received in the secondary public offering in fiscal 1996 and private placements of equity units in fiscal 1998. Other expense includes interest expense and foreign exchange losses.

PROVISION FOR INCOME TAXES

The provision for income taxes for fiscal 1996, 1997 and 1998 was $5, $2 and $0, respectively.

As of March 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $26,400 and $6,500, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $700 and $300, respectively. The net operating loss and credit carryforwards will expire at various dates from 1998 through 2012, if not utilized (see Note 11 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through private and public sales of equity securities and to a lesser extent, cash generated from operations. In fiscal 1996, 1997 and 1998, the Company received cash of $12,297, $1,204 and $6,722, respectively, from public and private placements of common stock and the exercise of warrants and options to purchase common stock.

The Company has incurred operating losses throughout fiscal 1998 and expects such losses to continue at least in the near term as it expands its product development and marketing capabilities. At March 31, 1998, the Company had an accumulated deficit of $39,346. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow through fiscal 1999 and potentially thereafter.

The Company's operating activities used cash of $1,825, $6,731 and $5,478 in fiscal 1996, 1997 and 1998, respectively.

Investment activities, primarily comprising capitalized software development costs, acquired fixed assets and purchased software licenses, were $1,124, $2,589 and $1,772 for fiscal 1996, 1997 and 1998, respectively.

The Company's primary unused sources of funds at March 31, 1998 consisted of cash and cash equivalents of $1,926. Subsequent to March 31, 1998, the Company completed a private placement of equity securities, increasing its capital base by approximately $2,000.

Subsequent to year end, on June 8, 1998, the Company's $2,000 line of credit with its bank expired by its terms. The Company is currently in the process of negotiating a continuation with its bank. (See Note 6 of Notes to Consolidated Financial Statements).

The Company believes its cash and cash generated from operations and available borrowings may not be sufficient to finance its operations through 1999. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. If additional funds are raised by the Company through the issuance of equity securities, the percentage of ownership of the then current stockholders of the Company will be reduced. The Company may be prevented or restricted from raising additional funds by issuing equity securities or securities convertible into common stock unless the Company amends its Articles of Incorporation to increase the number of authorized shares of common stock. The Company intends to seek shareholder approval to increase the Company's authorized shares of common stock at its next annual shareholder meeting. However, no assurance can be given as to whether such shareholder approval will be obtained in a timely manner, if at all. The Company may issue a series of Preferred Stock with rights, preferences or privileges senior to those of the Company's common stock. The Company has no commitments or arrangements to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The unavailability or timing of any financing, could prevent or delay the continued development and marketing of the products of the Company and could require substantial curtailment of operations of the Company.


The Company's common stock is traded on the Nasdaq National Market and must meet certain maintenance criteria to continue to be listed on the Nasdaq National Market as explained further in this report in "Other Factors Affecting Future Results - Compliance with Nasdaq Listing Requirements: Disclosure Relating to Low-Priced Stock".

OTHER FACTORS AFFECTING FUTURE RESULTS

RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT. The Company incurred a net loss of $12,038 for the year ended March 31, 1998 and had an accumulated deficit of $39,346 as of March 31, 1998. The Company expects to incur losses for most of its next fiscal year. There can be no assurance that the Company will not incur significant additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

GOING CONCERN ASSUMPTIONS; FUTURE CAPITAL NEEDS; NO ASSURANCE OF FUTURE FINANCING. The Company's independent accountants' report on its financial statements as of and for the years ended March 31, 1997 and 1998 contains an explanatory paragraph indicating that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations.

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

The Company has recently released significant upgrades to GARDS and SC. Improvements were made to the Company's placement technology providing greater completion utilization rates. Enhancements to the Company's ECO flow will minimize the number of "design turns" needed to complete a design. Additional engineering effort was invested in the refinement of the Company's delay modeling and analysis capabilities. This includes the integration of 3D modeling and extraction software, which the Company is offering through an OEM agreement with OEA International, Inc. There can be no assurance that these new products will gain market acceptance or that the Company will be successful in developing and marketing product enhancements or other new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance.

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

COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS; DISCLOSURE RELATING TO LOW-PRICED
STOCK   The Company's common stock is quoted on the Nasdaq National Market (the
"National Market"). However, in order to continue to be included in the National Market, a company must meet certain maintenance criteria. The maintenance criteria requires a minimum bid price of $1.00 per share (the "Minimum Bid Price"), $4,000 in net tangible assets (total assets less total liabilities and goodwill) (the "Required Net Tangible Assets") and $5,000 market value of the public float (excluding shares held directly or indirectly by any officer or director of the Company and by any person holding beneficially more than 10% of the Company's outstanding shares).

As of June 26, 1998, the closing bid price of a share of the Company's common stock was $0.59375 and the Company's common stock had failed to maintain the Minimum Bid Price. By letter dated June 26, 1998, The Nasdaq Stock Market ("Nasdaq") notified the Company that it will have ninety calendar days in which to regain compliance with the Minimum Bid Price. The Company's common stock needs to maintain the Minimum Bid Price for ten consecutive trading days in order to be considered in compliance. If the Company is unable to demonstrate compliance on or before the end of the period, Nasdaq will delist the Company's securities from the National Market.

Failure to meet these maintenance criteria may result in the delisting of the Company's common stock from the National Market and the quotation of the Company's common stock on the Nasdaq SmallCap Market (the "SmallCap Market"), if the requirements for inclusion on the SmallCap Market are met. A company must have $4,000 in net tangible assets or $50,000 market capitalization or $750 net income in two of the last three years, a minimum bid price of $4.00 per share and a public float of $5,000 for inclusion in the SmallCap Market, subject to certain exceptions. Failure to meet the SmallCap Market inclusion criteria, or the failure to meet the SmallCap Market maintenance criteria if the initial SmallCap Market inclusion criteria are met, may result in the delisting of the Company's common stock from Nasdaq. Trading, if any, in the Company's common stock would thereafter be conducted in the non-Nasdaq over-the-counter market.

If the Company's common stock were delisted from trading on the National Market and the SmallCap Market, an investor may find it more difficult to dispose of, or to obtain accurate quotation as to the market value of, the Company's common stock. If the trading price of the common stock was less that $5.00 per share, trading in the common stock would also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burden imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and limit the ability of the Company's stockholders to sell the common stock in the secondary market.

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has been volatile. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuation that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. The broad market fluctuations may also adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and divert management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

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

INTERNATIONAL SALES. International sales, primarily in Japan and Taiwan, accounted for approximately 43%, 25% and 32% of the Company's total revenue in fiscal 1996, 1997, and 1998, respectively. Declining revenues from international sales were a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia as a result of the current financial crisis in that region, and increased competition in the EDA software market. The Company expects that international sales will continue to account for a significant portion of its revenue and plans to continue to expand its international sales and distribution channels. This revenue involves a number of inherent risks, including economic downturn in the electronics industry in Asia, traditionally slower adoption of the Company's products internationally, general strikes or other disruptions in working conditions, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. In order to reduce the risk of loss between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible.

DEPENDENCE ON CERTAIN CUSTOMERS AND RESELLERS. A small number of customers account for a significant percentage of the Company's total revenue. In fiscal 1996, HAL Computer Systems, Inc., a subsidiary of Fujitsu Ltd ("HAL"), accounted for 16% and Motorola, Inc. and Yamaha Corporation each accounted for 11% of the Company's total revenue. In fiscal 1997, HAL accounted for 14%, Lucent Technologies accounted for 19% and Motorola, Inc. accounted for 13% of the Company's total revenue. In fiscal 1998, Motorola, Inc. accounted for 13% and Aspec Technology accounted for 20% of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company currently sells and markets its products overseas, other than in Japan and Taiwan, through a limited number of distributors. The Company has a limited history of performance by its distributors. In addition, there can be no assurance that the new distributors will be able to successfully distribute and support the Company's products on a timely basis or that such distributors will not reduce their efforts devoted to selling the Company's products or terminate their relationship with the Company as a result of competition with other suppliers' products. The loss of, or changes in, the relationship with, or performance by, one or more of the Company's international distributors could have an adverse effect on the Company's business.

MANAGEMENT TRANSITION. The Company is experiencing a period of management transition that has placed, and may continue to place, a significant strain on its resources, including its personnel. Robert R. Anderson re-assumed the role of Chief Executive Officer in December 1996 and has assembled a new senior management team. James O. Benouis joined the Company in March 1998 as its President and Chief Operating Officer. The Company's ability to manage growth successfully will require its new management personnel to work together effectively and will require the Company to improve its operations, management and financial systems and controls. If the Company management is unable to manage this transition effectively, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected. See - "Dependence on Key Personnel"

DEPENDENCE ON KEY PERSONNEL.   The Company's success depends to a significant
extent upon a number of key technical and management employees, in particular, upon Robert R. Anderson, the Company's Chairman and Chief Executive Officer, and James O. Benouis, the Company's President and Chief Operating Officer. The Company does not currently have "key man" life insurance on Mr. Anderson, Mr. Benouis or any other members of its senior management. The loss of services of Mr. Anderson, Mr. Benouis or any other members of its senior management could have a material adverse effect on the Company. See - "Management Transition." The Company's success will depend, in large part, on its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires to continue to grow.

CONCENTRATION OF STOCK OWNERSHIP. The present directors, executive officers and 5% shareholders of the Company and their affiliates beneficially own approximately 69.5% of the outstanding common stock. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

EFFECT OF CERTAIN CHARTER PROJECTIONS; BLANK CHECK PREFERRED STOCK. The Company's Board of Directors has the authority to issue up to 1,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the Company's shareholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

INFLATION. To date, inflation has not had a significant impact on the results of the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENTS. In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company is required to adopt for transactions entered into in the fiscal year beginning April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of fiscal 1999.

Additionally in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 will be effective for the Company's consolidated financial statements for the year ending March 31, 1999.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the year ending March 31, 2000 consolidated financial statements.

YEAR 2000 ISSUE. The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit year, as opposed to a four digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. As customers and potential customers of the Company begin to devote incremental resources to this issue, resources previously allocated to other information systems requirements may be redirected to address the Year 2000 issue. To the extent that the Company's products are not selected as part of customers' overall Year 2000 solution, redirection of these customer resources could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Year 2000 Issue creates risk for the Company from unforeseen problems in its internal computer systems and from third parties with which the Company interacts. Such failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business and to process and account for the transfer of funds electronically.


ITEM 8.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Index to Financial Statements and Financial Statement Schedules

FINANCIAL STATEMENTS:
     Report of Independent Accountants                                              19
     Report of Management                                                           20
     Consolidated Balance Sheets as of March 31, 1997 and 1998                      21
     Consolidated Statements of Operations for the years ended March 31,
       1996, 1997 and 1998                                                          22
     Consolidated Statements of Changes in Shareholders' Equity for the years
       ended March 31, 1996, 1997 and 1998                                          23
     Consolidated Statements of Cash Flows for the years ended March 31,
       1996, 1997 and 1998                                                          24
     Notes to Consolidated Financial Statements                                     25-37

FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts                                38

All other financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Silicon Valley Research, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Silicon Valley Research, Inc. and its subsidiaries at March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses from operations and has limited capital resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Price Waterhouse LLP

San Jose, California
June 12, 1998

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



Robert R. Anderson                      Laurence G. Colegate, Jr.
Chairman of the Board                   Senior Vice President,
and Chief Executive Officer             Finance and Administration



San Jose, California
June 29, 1998


                         SILICON VALLEY RESEARCH, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                 March 31,

                                                    1997       1998
                                                  --------   --------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                         $  2,064   $  1,926
Accounts receivable, net of allowances of
     $150 in 1997 and 1998                           1,129        484
Prepaid expenses and other current assets              453        257
                                                  --------   --------
                                                     3,646      2,667

Fixed assets, net                                      879        667
Other assets, net                                    3,952      1,931
                                                  --------   --------
                                                  $  8,477   $  5,265
                                                  ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings                             $     --   $    285
Current portion of long-term debt                      189        263
Notes payable due related parties (Note 4)              --        200
Accounts payable                                       515        352
Accrued expenses                                     1,443        968
Deferred maintenance revenue                         1,018        539
                                                  --------   --------
                                                     3,165      2,607
                                                  --------   --------

Long-term debt, less current portion                   254         77
                                                  --------   --------

Deferred tax liability                                  --         17
                                                  --------   --------

Commitments  and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, no par value;
   authorized:  1,000 shares;
   issued and outstanding: none                         --         --
Common stock,  no par value;
   authorized:  40,000 shares;
   issued and outstanding:  12,227 shares
   in 1997 and 23,759 shares in 1998                32,375     41,834
Accumulated deficit                                (27,308)   (39,346)
Cumulative translation adjustment                       (9)        76
                                                  --------   --------
                                                     5,058      2,564
                                                  --------   --------

                                                  $  8,477   $  5,265
                                                  ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.


                         SILICON VALLEY RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)



                                                       Years Ended March 31,
                                                     1996      1997       1998
                                                   --------  ---------  ---------
REVENUE
License fees and other                             $ 7,750   $  2,884   $    953
Maintenance fees                                     3,197      2,620      1,802
                                                   -------   --------   --------
     Total revenue                                  10,947      5,504      2,755
                                                   -------   --------   --------

COST OF REVENUE
License fees and other                                 388      1,308      2,205
Maintenance fees                                       357        546        573
                                                   -------   --------   --------
     Total cost of revenue                             745      1,854      2,778
                                                   -------   --------   --------

GROSS PROFIT (LOSS)                                 10,202      3,650        (23)
                                                   -------   --------   --------

OPERATING EXPENSES
Engineering, research and development                3,330      3,609      3,568
Selling and marketing                                5,145      5,914      3,677
General and administrative                           1,197      4,232      1,063
Impairment loss on prepaid royalty                      --         --      1,217
Acquired in-process research and development            --         --      2,480
                                                   -------   --------   --------
     Total operating expenses                        9,672     13,755     12,005
                                                   -------   --------   --------

Operating income (loss)                                530    (10,105)   (12,028)
                                                   -------   --------   --------

OTHER INCOME (EXPENSE)
Interest income                                        102        276        151
Interest expense                                       (98)       (55)       (44)
Other, net                                              40          1       (117)
                                                   -------   --------   --------
     Total other income (expense)                       44        222        (10)
                                                   -------   --------   --------

Income (loss) before provision for income taxes        574     (9,883)   (12,038)

Provision for income taxes                               5          2         --
                                                   -------   --------   --------

NET INCOME (LOSS)                                  $   569   $ (9,885)  $(12,038)
                                                   =======   ========   ========

Net income (loss) per share (basic)                $  0.06   $  (0.86)  $  (0.69)
                                                   =======   ========   ========
Net income (loss) per share (diluted)              $  0.05   $  (0.86)  $  (0.69)
                                                   =======   ========   ========
Weighted -average common shares (basic)              9,169     11,521     17,549
                                                   =======   ========   ========
Weighted -average common shares
and equivalents (diluted)                           10,386     11,521     17,549
                                                   =======   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.


                         SILICON VALLEY RESEARCH, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                   Cumulative
                                      Common  Stock  Accumulated  Translation
(In thousands)                        Shares  Amount   Deficit    Adjustments    Total
                                      ------  ------   -------    -----------    -----
BALANCES, MARCH 31, 1995               7,715  $18,874  $(17,992)  $ 100       $    982

Common stock issued under
 stock option and stock
 purchase plans                          259      528                              528
Proceeds from issuance
 of common stock, net of
 issuance costs                        3,172   11,583                           11,583
Common stock issued on exercise
 of warrants                             162      186                              186
Foreign currency translation
 adjustment                                                        (120)          (120)
Net income                                                  569                    569
                                      ------  -------  --------   -----       --------
BALANCES, MARCH 31, 1996              11,308   31,171   (17,423)    (20)        13,728

Common stock issued under
 stock option and stock
 purchase plans                          144      339                              339
Common stock issued on
 settlement of litigation                628      800                              800
Common stock issued on
 exercise of warrants                    147       65                               65
Foreign currency translation
 adjustment                                                          11             11
Net loss                                                 (9,885)                (9,885)
                                      ------  -------  --------   -----       --------
BALANCES, MARCH 31, 1997              12,227   32,375   (27,308)     (9)         5,058
                                      ------  -------  --------   -----       --------
Common stock issued under
 stock option and stock
 purchase plans                           53       38                               38
Proceeds from issuance
 of common stock                       8,329    6,684                            6,684
Common stock issued in conjunction
 with the acquisition of
 Quality I. C. Corporation             3,150    2,737                            2,737
Foreign currency translation
 adjustment                                                          85             85
Net loss                                                (12,038)               (12,038)
                                      ------  -------  --------   -----       --------
BALANCES, MARCH 31, 1998              23,759  $41,834  $(39,346)  $  76       $  2,564
                                      ======  =======  ========   =====       ========

  The accompanying notes are an integral part of these consolidated  financial statements.

                         SILICON VALLEY RESEARCH, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)



                                                              Years Ended March 31,
                                                            1996      1997      1998
                                                          --------  --------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                         $   569   $(9,885)  $(12,038)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Provision for impairment of prepaid royalty               --        --      1,217
     Acquired in-process research and development              --        --      2,480
     Depreciation and amortization:
       Fixed assets                                           394       517        350
       Software development costs                             315       593      1,622
       Software licenses                                      152       427        886
     Changes in assets and liabilities, net of
      effects of QIC acquisition:
       Accounts receivable                                 (3,145)    3,364        670
       Prepaid expenses and other current assets             (326)     (173)       225
       Accounts payable                                       202       201       (154)
       Accrued expenses                                      (130)      141       (618)
       Deferred maintenance revenue                           182      (442)      (479)
       Other, net                                             (38)   (1,474)       361
                                                          -------   -------   --------
Net cash used in operating activities                      (1,825)   (6,731)    (5,478)
                                                          -------   -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                                  (452)     (653)       (55)
Capitalization of software development costs and
  purchase of software licenses                              (672)   (1,936)    (1,717)
                                                          -------   -------   --------
Net cash used in investing activities                      (1,124)   (2,589)    (1,772)
                                                          -------   -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments of long-term debt                       (1,393)     (164)      (158)
Proceeds from sale/leaseback                                  843        --         --
Advances on lines of credit                                    --        --        340
Proceeds from issuance of common stock                     12,111     1,139      6,722
Cash received upon issuances of notes and
   common stock relating to QIC acquisition                    --        --        123
Proceeds from issuance of warrants                            186        65         --
Net proceeds from notes payable                               175        --         --
                                                          -------   -------   --------
Net cash provided by financing activities                  11,922     1,040      7,027
                                                          -------   -------   --------

Effect of exchange rate changes on cash                        17       106         85
                                                          -------   -------   --------

Net increase (decrease) in cash and cash equivalents        8,990    (8,174)      (138)
Cash and cash equivalents at beginning of year              1,248    10,238      2,064
                                                          -------   -------   --------

Cash and cash equivalents at end of year                  $10,238   $ 2,064   $  1,926
                                                          =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SILICON VALLEY RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except share price data)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company designs, develops, and markets a series of advanced computer-aided design software products for use by electronic engineers in the design and engineering of integrated circuits and operates in one industry segment. The Company also provides the IC design industry a comprehensive set of design project support services encompassing nearly all aspects of the IC development process including complete IC design engineering services, VLSI mask design and chip assembly capability, and CAD/EDA tool application methodology consulting services.

The Company has incurred significant losses for the last two fiscal years from operations. Its line of credit expired on June 8, 1998 and the parties are currently in the process of negotiating a continuation of the line. The Company is currently not in compliance with certain covenants under its equipment line of credit. There can be no assurance that the Company will be able to successfully renegotiate the line of credit or that a waiver will be obtained for its noncompliance with certain covenants under its equipment line of credit. The amounts outstanding under its line of credit and equipment line of credit are classified as current in the March 31, 1998 balance sheet. Accordingly, additional financing may be required for the Company to meet its business plan for fiscal 1999 and beyond. The Company has recently introduced updated version of its existing products and has plans to continue developing enhanced software products. There can be no assurance that the Company will not incur additional losses until its recently introduced and existing products generate significant revenue. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In addition to the private placement of common stock subsequent to year end (see Note 14), management plans to pursue additional financing. If the Company is unable to obtain such financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries: Silicon Valley Research, Inc. - KK, Silicon Valley Research, Inc. - Asia Pacific and Quality I.C. Corporation. All significant intercompany accounts and transactions have been eliminated. Minority interest in net assets and income (loss) for the years then ended are not significant.

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

In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company is required to adopt for transactions entered into in the fiscal year beginning April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede

SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consists principally of accounts receivable. The composition of the Company's accounts receivable with respect to the semiconductor industry is characterized by generally short collection terms.
The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States and Asia. Generally, the Company performs ongoing evaluation of its customer's financial condition and does not require collateral, allowances for potential credit losses are maintained and such losses have been within management's expectations. At March 31, 1997, five customers accounted for 63% of the Company's total receivables and at March 31, 1998, four customers accounted for 88% of the Company's total receivables. At March 31, 1997 and 1998, two Japanese customers accounted for 30% and one accounted for 28%, respectively, of the Company's total receivables.

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

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128). As required by the statement, all prior period earnings per share (EPS) amounts presented have been restated to conform with the provisions of FAS 128. Under FAS 128, the Company presents two EPS amounts. Basic EPS is calculated based on income or loss to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would have been antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:


                                                 Year ended March 31,
                                                 -------------------

(in thousands)                                 1996     1997     1998
                                               ----     ----     ----

Net income (loss)                             $  569  $(9,885) $(12,038)
                                              ======  =======  ========

Weighted average common shares
  outstanding (basic)                          9,169   11,521    17,549

Weighted average common stock equivalents:
  Stock options                                  572       --        --
  Warrants                                       645       --        --
                                              ------  -------  --------
Weighted average common shares
  outstanding (diluted)                       10,386   11,521    17,549
                                              ======  =======  ========

Options to purchase 2,006 shares of common stock at prices ranging from $0.56 to $6.50 per share were outstanding at March 31, 1998, but were not included in the computation of diluted EPS because inclusion of such options would have been anti-dilutive.

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

STOCK-BASED COMPENSATION PLANS

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of the Company's stock and the amount an employee must pay to acquire the stock. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of fiscal 1999.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 will be effective for the Company's consolidated financial statements for the year ending March 31, 1999.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the year ending March 31, 2000 consolidated financial statements.

NOTE 2 FIXED ASSETS

                                                                                       March 31,
                                                                                     1997      1998
                                                                                  -------   -------
Fixed assets comprise:
Computer equipment                                                                $ 2,281   $ 2,422
Office equipment                                                                      607       638
                                                                                  -------   -------
                                                                                    2,888     3,060
Less accumulated depreciation and amortization                                     (2,009)   (2,393)
                                                                                  -------   -------
                                                                                  $   879   $   667
                                                                                  =======   =======

Fixed assets acquired under capital leases included above are as follows:

Computer equipment                                                                $   489   $   484
Less accumulated amortization                                                        (283)     (373)
                                                                                  -------   -------
                                                                                  $   206   $   111
                                                                                  =======   =======

NOTE 3 OTHER ASSETS

                                                                                       March 31,
Other assets comprise:                                                               1997      1998
                                                                                  -------   -------
Software development costs                                                        $ 2,163   $ 2,098
Software licenses                                                                   2,388     3,134
                                                                                  -------   -------
                                                                                    4,551     5,232
Less accumulated  amortization                                                     (2,425)   (3,898)
                                                                                  -------   -------
                                                                                    2,126     1,334
Prepaid royalties                                                                   1,592        67
Goodwill                                                                               --       245
Other                                                                                 234       285
                                                                                  -------   -------
                                                                                  $ 3,952   $ 1,931
                                                                                  =======   =======

Software development costs capitalized during 1996, 1997 and 1998 were $646, $1,045, and $971, respectively, and the related amortization during each of the periods was $315, $593 and $1,622, respectively. Other consists primarily of deposits on facilities and equipment leases.

NOTE 4 ACQUISITION

On March 31, 1998, the Company completed its acquisition of Quality I.C. Corporation ("QIC"). With the acquisition, the Company has obtained front-end technology which improves the flow of data into the Company's product tools and improves the resulting product performance. QIC also provides engineering and consulting services to companies in the micro-electronics industry. The transaction was accounted for under the purchase method of accounting, and accordingly, the Company's consolidated financial statements do not include the results of operations, financial position or cash flows of QIC prior to March 31, 1998. The purchase price for the acquisition was $2,937 consisting of notes payable to the former shareholders of QIC in the amount of $200 and the issuance of 3,150 shares of the Company's common stock valued at $2,737. The allocation of the total purchase price among identifiable tangible and intangible assets was based on an analysis of the fair values of those assets prepared by the Company. The Company used the discounted cash flow approach to determine the fair value of Quality I.C. Corporation and its identifiable assets, including $2,480 allocated to in-process research and development for the value of products in the development stage which were not considered to have reached technological feasibility. In accordance with generally accepted accounting principles, acquired in-process research and development is required to be expensed. The allocation of the purchase price is as follows:


        Net current assets              $ 43
        Property and equipment            83
        Other non-current assets         103
        Goodwill                         245
        Non-current deferred tax
         liability                       (17)
        In-process research and
         development                   2,480
                                      ------
        Total purchase price          $2,937
                                      ======

Goodwill represents cost in excess of net assets acquired. Such goodwill is being amortized over a period of five years.

Acquired in-process research and development includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with generally accepted accounting principles, acquired in-process research and development is required to be expensed.

The Company's consolidated balance sheet at March 31, 1998 includes QIC at the date of acquisition. The following financial information presents the unaudited pro forma results of operations for the year ended March 31, 1998 as if the transaction had been completed at the beginning of the period presented, with pro forma adjustments giving effect to the elimination of the charge for in-process research and development acquired from QIC. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates. The unaudited pro forma total revenues for the year ended March 31, 1998 would have been $3,951 (unaudited) with a net loss of $(9,584). The pro forma net loss per share would have been $(0.46) (unaudited) based on weighted-average basic and diluted common shares and equivalents of 20,691 (unaudited).


NOTE 5 ACCRUED EXPENSES

                                           March 31,
                                         1997   1998
                                        ------  -----
Accrued expenses comprise:
Accrued payroll and
          related costs                 $  434  $ 477
Taxes payable                              108    147
Accrued professional fees                  522    229
Other                                      379    115
                                        ------  -----
                                        $1,443  $ 968
                                        ======  =====

Other consists of accruals related to expenses incurred in the normal course of business, such as utilities and travel and sales expenses.

NOTE 6 BANK BORROWINGS AND LONG-TERM DEBT

                                       March 31,
                                      1997    1998
                                     -----   -----
Long-term debt comprise:
Capitalized lease obligations        $ 200   $ 116
Note payable                           243     224
                                     -----   -----
                                       443     340
Less current portion                  (189)   (263)
                                     -----   -----
                                     $ 254   $  77
                                     =====   =====

The Company has a $300 equipment line of credit with its bank. The line bears interest at prime plus two percent, 10.5% at March 31, 1998. The line of credit is collateralized by substantially all of the assets of the Company. The terms of the credit agreement require minimum amounts of net worth, maximum ratios of indebtedness to net worth and minimum quarterly after tax profits. The company is currently not in compliance with certain of these covenants.

The aggregate principal payments of long-term debt and minimum lease payments under capitalized lease obligations for the next five fiscal years ending march 31 are as follows:

        1999                                  $ 219
        2000                                    132
        2001                                     30
        2002                                     12
        2003                                     --
                                              -----
                                                393
        Less amounts representing interest      (53)
                                              -----
                                              $ 340
                                              =====

In June 1997, the Company entered into an additional line of credit with its bank. The revolving line of credit had provided for borrowings limited to certain percentages of eligible accounts receivable. As of March 31, 1998, $285 has been borrowed under the line of credit. The revolving line of credit expired by its terms in early June 1998. The parties are currently in the process of negotiating a continuation of the line. There can be no assurance that the Company will be able to successfully renegotiate the line of credit or that a waiver will be obtained for its noncompliance with certain covenants under its equipment line of credit. The amounts outstanding under its line of credit and equipment line of credit are classified as current in the March 31, 1998 balance sheet.

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters in the United States through June 30, 2001, and sales and IC design offices in the United States, Taiwan and Japan under operating leases expiring at various dates, including renewal options, through 2001. In addition, the Company leases certain computer and office equipment under operating leases expiring at various dates through 1999. In November, 1995, the Company signed a sale and leaseback agreement relating to computer equipment. The Company received cash of $843 under this transaction and in return the Company is obligated to make lease payments for 42 months. Non-cancelable rental payments over the term of leases exceeding one year are as follows:

              1999              $  770
              2000                 460
              2001                 302
              2002                  69
              2003                  --
                                ------
                                $1,601
                                ======


The Company is generally responsible for its pro rata share of taxes, maintenance and insurance on the facilities. Rental expense aggregated $1,041, $935 and $767 in 1996, 1997 and 1998, respectively.

The Company is subject to various types of litigation during its normal course of business. In January 1997, Gambit Automated Design, Inc. ("Gambit"), a competitor of the Company, filed a complaint alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and a former employee of Gambit who is a current employee of the Company. Gambit sought injunctive relief, compensatory and punitive damages, restitution and attorneys' fees and costs. The parties have agreed to resolve the asserted claims on terms that do not involve the payment of any money by the Company. Accordingly, the Company does not believe that the ultimate settlement of this litigation will have a material adverse effect on its financial position or results of operations. The parties are in the process of documenting the settlement.


NOTE 8 SAVINGS AND INVESTMENT PLAN

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

The Plan permits Company contributions determined annually by the Board of Directors. Contributions authorized, if any, will not exceed amounts allowed by Internal Revenue Code Section 404. Allocation of employer contributions to participant's accounts is determined by the Board of Directors at the time of contribution. The Company contributed $22, $25 and $19 to the Plan during fiscal 1996, 1997 and 1998, respectively. Administrative costs paid by the Company were insignificant during fiscal 1996, 1997 and 1998.

NOTE 9 CAPITAL STOCK

PREFERRED STOCK

The Company's Board of Directors has the authority to issue up to 1,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the Company's shareholders.

PRIVATE PLACEMENT

On April 16, 1997, the Company completed a private placement of units comprising 4,517 shares of common stock and warrants to purchase an additional 4,517 shares of common stock at $1.31 per share, with proceeds to the Company of approximately $3,864. Subsequently, a registration statement was filed by the Company to register the shares and the shares subject to warrants. One director, one officer/director and two officers participated in the private placement.

On December 30, 1997, the Company completed a private placement of units comprising 3,812 shares of common stock and warrants to purchase an additional 3,812 shares of common stock at $0.53 per share, with proceeds to the Company of approximately $2,820. Subsequently, a registration statement was filed by the Company to register the shares and the shares subject to warrants. One director and one officer/director participated in the private placement.


PUBLIC OFFERING

On February 13, 1996, the Company closed on a public offering selling 2,000 shares of common stock for $9,400 (cost of issuance amounted to approximately $652). Two shareholders also sold 2,408 shares of common stock in this offering.

Stock Options

At March 31, 1998, the Company has reserved 3,552 shares of common stock for issuance under its Employee Stock Option Plan and Directors' Stock Option Plan. Options are granted under the Employee Stock Option Plan by the Board of Directors at an exercise price equal to the fair market value as determined by the closing trading price on the grant date. Generally, 20% of the shares pursuant to the options vests one year from the date of grant with the remaining shares vesting in equal monthly installments over the next four years.

Under the Directors' Stock Option Plan, options are granted automatically on the effective date of the Plan to existing Board of Director members or upon initial election or appointment of a member of the Board of Directors for up to 20 shares of the Company's common stock, and thereafter annually for up to 3 shares of the Company's common stock at an exercise price equal to the fair market value as determined by the closing trading price on the grant date. Generally, 25% of the shares pursuant to the options vests one year from the date of grant with the remaining shares vesting in equal monthly installments over the next three years.

On February 11, 1997, the Company's Board of Directors approved a non-qualified option grant to its Audit Committee. The options totaled 25 shares of the Company's common stock with an exercise price of $1.44. The options were fully vested and exercisable on the date of grant.

On July 17, 1997, the Compensation Committee of the Board of Directors repriced all options with exercise prices in excess of $0.875 to have an exercise price of the fair market value of the Company's common stock on that date, which was $0.875, with continuation of the existing vesting schedule. Options for the purchase of a total of 1,563 shares were repriced.

At March 31, 1998, options to purchase 441 shares of common stock were vested, and 1,571 shares of common stock were available for future grant.


The following table summarizes stock option activity under the Company's Plans:


                                             For the year ended               For the year ended
                                               March 31, 1997                   March 31, 1998
                                               --------------                   --------------
                                                       Weighted-Average                    Weighted-Average
                                        Shares          Exercise Price      Shares          Exercise Price
                                        ------          --------------      ------          --------------
Outstanding at beginning of year        1,251                $3.81           1,686              $1.99
Granted                                 1,504                 2.86           1,268               0.71
Exercised                                 (76)                2.09              --                 --
Forfeited                                (993)                3.91            (948)              1.36
                                        -----                                -----
Outstanding at end of year              1,686                $1.99           2,006              $0.83
                                        =====                                =====
Options exercisable at year-end           302                                  441

The following table summarizes information about stock options outstanding and exercisable at March 31, 1998:

                          Options Outstanding                       Options Exercisable
                          -------------------                       -------------------
                                    Weighted-
                     Shares         Average         Weighted-         Shares     Weighted-
Range of           Outstanding     Remaining         Average       Exercisable    Average
Exercise Prices    at 3/31/98   Contractual Life  Exercise Price   at 3/31/98  Exercise Price
$ 0.56 - $ 0.56         449           9.31             $0.56            --          $  --
$ 0.59 - $ 0.59         385           9.07              0.59            --             --
$ 0.88 - $ 0.88       1,079           7.70              0.88           380           0.88
$ 1.12 - $ 5.25          90           7.37              2.39            59           2.45
$ 6.50 - $ 6.50           3           6.47              6.50             2           6.50
                      -----           ----             -----           ---          -----
                      2,006           8.31             $0.83           441          $1.11
                      =====           ====             =====           ===          =====

The Company applies the provisions of APB 25 and related interpretations in accounting for compensation expense under the Employee Stock Option Plan, the Directors' Stock Option Plan and the Employee Stock Purchase Plan. Had compensation expense under these plans been determined pursuant to FAS 123, the Company's net income (loss) per share for the years ended March 31, 1996, 1997 and 1998 would have been as follows:


                                                        1996       1997         1998
                                                        ----       ----         ----
Net income(loss)                        As reported   $  569    $ (9,885)     $(12,038)
                                        Pro forma     $  (72)   $(11,195)     $(12,876)

Net income(loss) per share (basic)      As reported   $ 0.06    $  (0.86)     $  (0.69)
                                        Pro forma     $(0.01)   $  (0.97)     $  (0.73)

Net income(loss) per share (diluted)    As reported   $ 0.05    $  (0.86)     $  (0.69)
                                        Pro forma     $(0.01)   $  (0.97)     $  (0.73)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 1996, 1997 and 1998, respectively; expected volatility of 86%, 86% and 93%; weighted-average risk-free interest rates of 5.79%, 6.38% and 5.92%, and weighted-average expected lives of 3.11, 2.98 and 3.05. The weighted-average fair value of options granted in 1996, 1997 and 1998 was $2.63, $1.51 and $0.47, respectively.


WARRANTS

The following warrants to purchase shares of the Company's common stock are outstanding and fully vested at March 31, 1998:

Expiring During
the Fiscal                             Number of Common
Year Ending            Exercise Price  Shares Under Warrants
------------------     -------------   ---------------------
     3/31/99           $0.88 - $1.97            135
     3/31/00           $1.25 - $1.50            368
     3/31/01                   $1.31          4,517
     3/31/03                   $0.52          3,812
                                              -----
                                              8,832
                                              =====

During the fiscal year ended March 31, 1998, no warrants were exercised.

EMPLOYEE STOCK PURCHASE PLAN

The 1993 Employee Stock Purchase Plan, under which 650 shares of common stock have been reserved for issuance, allows substantially all employees to subscribe to shares of common stock during participation periods set by the Board of Directors at a purchase price which is the lower of 85% of the fair market value at the beginning or the end of each period. There were 63, 68 and 53 shares of common stock issued under the plan in 1996, 1997 and 1998, respectively, leaving a balance of 372 shares available for issuance at March 31, 1998.

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996, 1997 and 1998, respectively: expected volatility of 86%, 86% and 93%; weighted-average risk-free interest rates of 5.79%, 6.38% and 5.92%; and weighted-average expected lives of 2 years. The weighted-average fair value of those purchase rights granted in 1996, 1997 and 1998 was $1.15, $1.80 and $0.80, respectively.

NOTE 10  IMPAIRMENT LOSS ON PREPAID ROYALTY

In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan. Pursuant to the four year agreement, the Company had made prepaid royalty payments of $1,750. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. Accordingly, the Company ceased sales of the product line in July 1997. Provision was made in the financial statements for the year ended March 31, 1998 to expense the full amount of unamortized prepaid royalty of $1,217, the future value of which was considered impaired.


NOTE 11  INCOME TAXES

The provision for income taxes consists of the following:

Years ended March 31,    1996      1997      1998
                         -----     -----     ----
CURRENT:
Federal                  $   3   $    --   $   --
State                        2        --       --
Foreign                     --         2       --
                         -----     -----     ----
     Total provision     $   5     $   2   $   --
                         =====     =====     ====


Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting. The net deferred tax assets at March 31 consists of the following:


                                                         1997        1998
                                                       --------     -------
Allowances and accruals not currently deductible       $  (211)     $   462
Net operating losses and other credits                   7,271       10,413
                                                       -------      -------
     Total deferred tax assets                           7,060       10,875
Less: valuation allowance                               (7,060)     (10,875)
                                                       -------      -------
     Net deferred tax asset                            $    --      $    --
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

At March 31, 1998, the Company had available federal and state tax net operating loss carryforwards of approximately $26,400 and $6,500, respectively. The federal and state tax net operating loss carryforwards expire from 2002 to 2012 and 1999 to 2002, respectively. For federal purposes, the Company has federal and state research and development credit carryforwards of approximately $700 and $300, respectively, expiring from 1998 through 2012. These credits may be available to offset future taxes.

A reconciliation between the provision for income taxes computed at the statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

Years ended March 31,                              1996     1997       1998
                                                  ------  --------   --------
Provision (benefit) at U.S. statutory rate        $ 195   $(3,361)   $(3,274)
Tax losses not currently benefited                   --     3,361      3,274
Tax effect resulting from foreign activity           --         2         --
State taxes, net of federal tax benefit               2        --         --
Utilization of net operating loss carryforward     (192)       --         --
                                                  -----   -------    -------
     Tax provision                                $   5   $     2    $    --
                                                  =====   =======    =======

NOTE 12  SUPPLEMENTAL CASH FLOW INFORMATION

Years ended March 31,                                 1996      1997      1998
                                                      -----     -----     -----
Cash paid during the period for:
Interest                                              $  98     $  27     $  44
Income taxes                                          $  10     $  10     $  --

Details of Acquisition:
Fair value of assets                                  $  --     $  --     $ 646
Liabilities, including notes to sellers of $200          --        --       389
                                                      -----     -----     -----
Cash paid                                                --        --       257
Less cash acquired                                       --        --       123
                                                      -----     -----     -----
Net cash paid for acquisition                         $  --     $  --     $ 134
                                                      =====     =====     =====

Noncash investing and financing activities:
Computer equipment and software licenses
   purchased by capital lease obligations
    and notes payable                                 $ 259     $ 429   $    --
Exchange of software to acquire computer equipment    $ 294     $  --   $    --


In September 1997, the Company recorded $430 in license revenue from a multi-license order from a leading design services company. The two companies entered into a joint development program to maximize each company's product capabilities. The Company purchased two copies of a set of libraries from this company. The recorded cost of the libraries of $400 represents approximately the fair market value of the asset.

In June, 1995, the Company exchanged software held for sale with a customer in return for source code and recorded purchased software of $294 and license and maintenance fee revenues of $262 and $32, respectively. The recorded cost of the software of $294 represents approximately the fair market value of the asset.

NOTE 13  BUSINESS SEGMENTS

The Company's products are principally distributed and serviced through its own marketing and service organization. Operations are conducted in the United States, Europe, Japan and Taiwan. The following table summarizes the United States, European, Japanese and Taiwanese operations of the Company:

                                                                                  Adjustments
                                        United                                        and
                                        States    Europe    Japan      Taiwan     Eliminations     Consolidated
                                        ------    ------    -------  -----------  ------------     ------------
YEAR ENDED MARCH 31, 1996

Sales to unaffiliated customers        $ 7,116     $253      $ 3,578     $  --     $    --            $10,947
Transfer between geographic regions      1,686       --           --        --      (1,686)                --
                                       -------     ----      -------     -----     -------           --------
Total sales                            $ 8,802     $253      $ 3,578     $  --     $(1,686)           $10,947
                                       =======     ====      =======     =====     =======           ========
Operating income                       $    74     $248      $   208     $  --     $    --            $   530
                                       =======     ====      =======     =====     =======           ========
Identifiable assets                    $15,354     $ --      $ 1,738     $  --     $    --            $17,092
                                       =======     ====      =======     =====     =======           ========

YEAR ENDED MARCH 31, 1997

Sales to unaffiliated customers        $ 4,406     $ 77      $ 1,021     $  --     $    --            $ 5,504
Transfer between geographic
 regions                                   410       --           --        --        (410)                --
                                       -------     ----      -------     -----     -------           --------
Total sales                            $ 4,816     $ 77      $ 1,021     $  --     $  (410)          $  5,504
                                       =======     ====      =======     =====     =======           ========
Operating income (loss)                $(8,195)    $ 77      $(1,135)    $(852)    $    --           $(10,105)
                                       =======     ====      =======     =====     =======           ========
Identifiable assets                    $ 7,087     $ --      $ 1,262     $ 128     $    --           $  8,477
                                       =======     ====      =======     =====     =======           ========


YEAR ENDED MARCH 31, 1998

Sales to unaffiliated customers        $  2,040    $ 26      $  689      $  --     $    --           $  2,755
Transfer between geographic
  regions                                   355      --           --     $  --        (355)                --
                                       --------    ----      -------     -----     -------           --------
Total sales                            $  2,395    $ 26      $   689     $  --     $  (355)          $  2,755
                                       ========    ====      =======     =====     =======           ========
Operating income (loss)                $(11,165)   $ 26      $  (435)    $(454)    $    --           $(12,028)
                                       ========    ====      =======     =====     =======           ========
Identifiable assets                    $  4,679    $ --      $   518     $  68     $    --           $  5,265
                                       ========    ====      =======     =====     =======           ========


Included in total United States revenue are export sales of $909, $292 and $155 for 1996, 1997 and 1998, respectively, principally to the Far East. Total consolidated revenue outside of the United States was $4,740, $1,390 and $874 in 1996, 1997 and 1998, respectively.

Revenue from three products accounted for 60%, 21% and 17% of the Company's consolidated revenue in fiscal 1998. Revenue from three products accounted for 52%, 20% and 23% of the Company's consolidated revenue in fiscal 1997. Revenue from one product accounted for 69% of the Company's consolidated revenue in fiscal 1996. A small number of customers account for a significant percentage of the Company's total revenue as follows:

                             Year ended March 31,
                             --------------------
          Customer       1996        1997        1998
          --------       ----        ----        ----
            A             16%         14%          *
            B              *          19%          *
            C             11%         13%         13%
            D             11%          *           *
            E              *           *          20%


            * less than 10% of consolidated revenue


NOTE 14  SUBSEQUENT EVENT

Subsequent to year end, on June 8, 1998, the Company completed a private placement of units comprising 2,378 shares of common stock and warrants to purchase an additional 2,378 shares of common stock at $0.37 per share, with proceeds to the Company of approximately $2,000. The shares of common stock are unregistered. The Company will file a registration statement with the Securities and Exchange Commission on or before December 8, 1998 to register these shares pursuant to the terms of the unit purchase agreement. One director and one officer/director participated in the private placement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
                                                    Provision   Write-off of
                                        Balance at   doubtful   uncollectible  Balance
                                        beginning    Accounts     Accounts     at end
                                         of Year    Receivable   Receivable    of Year
                                        ----------  ----------  -------------  -------

Accounts receivable - allowances for
     doubtful accounts

Year ended March 31, 1996                     $ 50      $  200         $  225     $ 25

Year ended March 31, 1997                     $ 25      $1,235         $1,110     $150

Year ended March 31, 1998                     $150      $   --         $   --     $150




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information regarding the executive officers of the Registrant:

Executive officers serve at the discretion of the Board of Directors of the Registrant.

Robert R. Anderson (age 60) became Chairman of SVR in January 1994 and re-assumed the position of Chief Executive Officer in December 1996. Prior to that, Mr. Anderson was Chief Executive Officer from April 1994 until July 1995 and was Chief Financial Officer from September 1994 to November 1995. Mr. Anderson co-founded KLA Instruments Corporation ("KLA"), a supplier of equipment for semiconductor companies, in 1975. He served as Vice-Chairman of the Board of KLA from November 1991 to March 1994 and served as Chairman of the Board of KLA from May 1985 to November 1991. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of KLA for nine years. Mr. Anderson currently serves as director of Applied Science & Technology Inc., a supplier of systems components for the semiconductor industry.

James O. Benouis (age 30) became President and Chief Operating Officer of SVR in March 1998. Mr. Benouis came to SVR from Quality I.C. Corporation ("QIC"), an integrated circuit design services company based in Austin, Texas, where he was co-founder and president. While at QIC, his roles included project leadership for all IC design projects, software enhancement and daily business operation management. He holds a degree in Electrical Engineering from the University of Texas.

Laurence G. Colegate, Jr. (age 55) joined SVR as Senior Vice President, Finance and Administration and Chief Financial Officer in February 1997. Mr. Colegate has over 30 years experience in corporate financing, financial control, tax, treasury, information systems and risk management. Prior to joining SVR, he was Vice President and Chief Financial Officer of CBR Cement Corporation, a producer and distributor of cement and construction materials, from 1989 to 1995.

Minoru Takagi (age 51) is Vice President of SVR and President and General Manager of SVR-KK in Japan. He has been an employee of the Company since the mid 1980s. He began his career in the electronics industry in 1968 and has worked for Burroughs Computer, Fairchild, and Megatest Corp., a manufacturer of automatic test systems for the integrated circuit industry, in Japan.

Dr. Donald Hanson (age 47) joined SVR in May 1997 as Chief Technical Officer. He has over twenty years experience in micro computer design and has had responsibility for integrating computer-aided design systems for HAL Computer Systems, a subsidiary of Fujitsu Corporation, where he was employed for six years prior to joining SVR. He received a B.S. in Engineering from Harvey Mudd College and a M.S. and a Ph.D. in Electrical Engineering from Stanford University.

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1998 for the information required by Item 10 with respect to the Company's directors and the information required by Item 405 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1998 for the information required by Item 11.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, before, July 29, 1998 for the information required by Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1998 for the information required by Item 13.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 16 of this Report.

(a)(2) The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedules on page 16 of this Report.

(a)(3)  The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number    Description of Exhibit
------    ----------------------

2.01 Agreement and plan of Reorganization dated March 26, 1998 among Silicon Valley Research, Inc., QIC Acquisition Corporation, Quality I.C. Corporation and the Shareholders of Quality I.C. Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 31, 1998 filed April 10, 1998)

3.01 Registrant's Articles of Incorporation as amended to date (incorporated by reference to Exhibit 3.01 of Registrant's Registration Statement on Form S-1 ( File No. 2-89943) filed March 14, 1984, as amended (the "1984 Registration Statement")).

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

10.01* Registrant's 1990 Directors Stock Option Plan, as amended to date, (incorporated by reference to Exhibit 10.01 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.02 Stock Purchase Agreement dated May 16, 1991 between the Registrant and Intergraph Corporation (incorporated by reference to Exhibit 4.01 of Registrant's Report on Form 8-K dated June 7, 1991).

10.03* Registrant's 1988 Stock Option Plan, as amended to date, including the stock option grant form and the stock option exercise notice and agreement (incorporated by reference Exhibit 10.03 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.04* Registrant's 1993 Employee Stock Purchase Plan, as amended to date (incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993).

10.05 Warrant Agreement dated March 22, 1994 between the Registrant and Prutech Research and Development Partnership II (incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994).

10.06 Subordination debt agreement dated September 15, 1994 between the registrant and several investors (incorporated by reference to Exhibit
        4.01 of Registrant's current report on Form 8-K filed on November 4,
        1994).

10.07* Employment Agreement dated October 31, 1995 between the Registrant and Glenn E. Abood (incorporated by reference to Exhibit 10.10 of Registrant's Registration Statement on Form S-2 filed December 6, 1995).

        *Management Contract or Compensatory Plan or Arrangement

Exhibit
Number    Description of Exhibit
------    ----------------------

10.08 Stock Purchase Agreement dated June 6, 1995 between the Registrant and several investors (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995).

10.09 Master Equipment Lease Agreement dated November 9, 1995 by and between Financing for Science International, Inc. and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form SB-2 filed December 6, 1995).

10.10* Change of Control and Severance Benefits Agreement as of February 19, 1997 between the Registrant and Laurence G. Colegate, Jr. (incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report of Form 10-K for the fiscal year ended March 31, 1997.)


10.11 Stock Transfer Terms and Conditions dated February 24, 1997 between the Registrant and Mentor Graphics, Inc. (incorporated by reference to
        Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997)

10.12 Form of Unit Purchase Agreement among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997.)

10.13 Form of Warrant to Purchase Common Stock among the Company and several investors dated as of April 16, 1997 (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-3 (File No. 333-26599) filed May 7, 1997.)

10.14 Form of Unit Purchase Agreement among the Company and several investors dated as of December 19, 1997, as amended (incorporated by reference to Exhibit 4.01 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

10.15 Form of Warrant to Purchase Common Stock dated as of December 30, 1997 (incorporated by reference to Exhibit 4.02 of the Registrants Quarterly Report on Form 10-Q for the quarter ended December 31, 1997).

21.01   Subsidiaries of the Registrant

23.01   Consent of Price Waterhouse  LLP

27.00   Financial Data Schedule

        *Management Contract or Compensatory Plan or Arrangement

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SILICON VALLEY RESEARCH, INC.
                                            (Registrant)
                                            Officer
Date:      June 29, 1998                    By:  /s/  Robert R. Anderson
       -----------------                         --------------------------
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

NAME/TITLE                              DATE

/s/ Robert R. Anderson                  June 29, 1998
-------------------------------------   -------------
Robert R. Anderson, Chairman of the
Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Laurence G. Colegate, Jr.           June 29, 1998
-------------------------------------   -------------
Laurence G. Colegate, Jr., Chief
Financial Officer and Senior Vice
President of Finance and
Administration (Principal
Financial and Accounting Officer)

/s/ James O. Benouis                    June 29, 1998
-------------------------------------   -------------
James O. Benouis, President, Chief
Operating Officer and Director

/s/ Roy L. Rogers                       June 29, 1998
-------------------------------------   -------------
Roy L. Rogers, Director

/s/ Thomas A  Sherby                    June 29, 1998
-------------------------------------   -------------
Dr. Thomas A. Sherby,  Director