Form 10-Q
period 1998-06-30
SILICON VALLEY RESEARCH INC
filed 1998-08-14
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

   X          Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ___         Exchange Act of 1934
                  For the quarterly period ended June 30, 1998 or

  ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from ________to________


COMMISSION FILE NO. 0-13836


                         SILICON VALLEY RESEARCH, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


                 California                        94-2743735
                 ----------                        ----------
     (State or other jurisdiction of             (IRS Employer
     incorporation or organization)            Identification No.)


  6360 San Ignacio Avenue         San Jose, CA    95119-1231
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

                     YES X                NO___
                        ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Common Shares Outstanding at June 30, 1998:  26,190,113

           This report, containing all exhibits, contains 21 pages.
                      The exhibit index is on page 19.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Pages
                                                                           -----
Part I.   FINANCIAL INFORMATION
          ---------------------

          Item 1. Financial Statements

             Consolidated Balance Sheets -
                March 31, 1998 and June 30, 1998 (unaudited)                 3

             Consolidated Statements of Operations -
                Three Months Ended June 30, 1997 and 1998 (unaudited)        4

             Consolidated Condensed Statements of Cash Flows -
                Three Months Ended June 30, 1997 and 1998 (unaudited)        5

             Notes to Consolidated Financial Statements                    6-9

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          10-17

Part II. OTHER INFORMATION                                               18-19
         -----------------

          Item 1  Legal Proceedings
          Item 2  Changes in Securities and Use of Proceeds
          Item 3  Defaults Upon Senior Securities
          Item 4  Submission of Matters to a Vote of
                  Securities Holders
          Item 5  Other Information
          Item 6  Exhibits and Reports on Form 8-K

          Signatures                                                        20

Exhibit 27. Financial Data Schedule                                         21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

Assets                                          March 31, 1998   June 30, 1998
------                                          --------------   -------------
                                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                           $  1,926        $  2,383
  Accounts receivable, net of allowances of
   $150 in each period                                     484             558
  Prepaid expenses and other current assets                257             151
                                                      --------        --------
                                                         2,667           3,092

Fixed assets, net                                          667             601
Other assets, net                                        1,931           1,918
                                                      --------        --------
                                                      $  5,265        $  5,611
                                                      ========        ========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
  Short-term borrowing                                $    285        $    285
  Current portion of long-term debt                        263             245
  Notes payable                                            200             150
  Accounts payable                                         352             244
  Accrued expenses                                         968             923
  Deferred revenue                                         539             492
                                                      --------        --------
                                                         2,607           2,339

Long-term debt, less current portion                        77              61
                                                      --------        --------

Deferred tax liability                                      17               -
                                                      --------        --------

Contingencies (Note 8)

Shareholders' Equity:
Preferred stock, no par value:
  Authorized: 1,000 shares
  Issued and outstanding: none                               -               -
Common stock, no par value:
  Authorized: 40,000 shares
  Issued and outstanding:
     23,759 shares at March 31, 1998
     and 26,190 shares at June 30, 1998                 41,834          43,922
Accumulated deficit                                    (39,346)        (40,909)
Cumulative translation adjustment                           76             198
                                                      --------        --------
                                                         2,564           3,211
                                                      --------        --------
                                                      $  5,265        $  5,611
                                                      ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three Months Ended
                                                 June 30,
                                             1997       1998
                                           ---------  ---------
Revenue:
  Products                                  $   242    $   225
  Services                                      471        368
                                            -------    -------
     Total revenue                              713        593
                                            -------    -------

Cost of revenue:
  Products                                    1,318         70
  Services                                      106        229
                                            -------    -------
     Total cost of revenue                    1,424        299
                                            -------    -------

Gross margin                                   (711)       294
                                            -------    -------

Operating expenses:
  Engineering, research and development         625        636
  Selling and marketing                       1,341        668
  General and administrative                    303        412
  Impairment loss on prepaid royalty          1,217          -
                                            -------    -------
     Total operating expenses                 3,486      1,716
                                            -------    -------

Operating loss                               (4,197)    (1,422)
                                            -------    -------

Other income (expense):
  Interest income                                71         13
  Interest expense                               (4)       (15)
  Other, net                                    136       (139)
                                            -------    -------
     Total other income                         203       (141)
                                            -------    -------

Loss before provision for
  income taxes                               (3,994)    (1,563)

Provision for income taxes                        -          -
                                            -------    -------

Net loss                                    $(3,994)   $(1,563)
                                            =======    =======

Net loss per basic share and diluted
  share                                     $ (0.25)   $ (0.06)
                                            =======    =======

Weighted-average common shares
  outstanding (basic and diluted)            15,964     24,371
                                            =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                            Three  Months Ended
                                                                 June 30,
                                                              1997       1998
                                                           ----------  ---------
Cash Flows from Operating Activities:
Net loss                                                     $(3,994)   $(1,563)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Provision for impairment of prepaid marketing royalty        1,217          -
  Amortization of software development costs                   1,204         29
  Depreciation and amortization                                   11        204
Changes in assets and liabilities, net:
  Accounts receivable                                            (57)       (74)
  Prepaid expenses and other current assets                      154        106
  Accounts payable                                                66       (107)
  Accrued expenses                                              (414)       (45)
  Deferred revenue                                               (27)       (47)
  Other, net                                                     204         21
                                                             -------    -------

Net cash used in operating activities                         (1,636)    (1,476)
                                                             -------    -------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                       (3)       (13)
Capitalization of software development costs and
  purchase of software licenses                                 (567)      (162)
                                                             -------    -------

Net cash used in investing activities                           (570)      (175)
                                                             -------    -------

Cash Flows from Financing Activities:
Principal payments of long-term debt                             (45)       (52)
Principal payments on notes payable                                -        (50)
Proceeds from issuance of common stock                         3,878      2,088
                                                             -------    -------
Net cash provided by financing activities                      3,833      1,986
                                                             -------    -------
Effect of exchange rate changes on cash                          (68)       122
                                                             -------    -------
Net increase (decrease)  in cash and
  cash equivalents                                             1,559        457
Cash and cash equivalents at beginning
  of period                                                    2,064      1,926
                                                             -------    -------
Cash and cash equivalents at end
  of period                                                  $ 3,623    $ 2,383
                                                             =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998- UNAUDITED
                                (IN THOUSANDS)

NOTE 1:  BASIS OF PRESENTATION AND FINANCIAL STATEMENT INFORMATION

    The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all the disclosures which were presented in the Company's annual report on Form 10-
K. These financial statements do not include all disclosures required by generally accepted accounting principles and accordingly, should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest annual report on Form 10-K.

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

   The report of PricewaterhouseCoopers LLP on the Company's fiscal 1998 consolidated financial statements dated June 12, 1998 included an explanatory paragraph regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that required additional financing will be available to meet the Company's business plans in fiscal 1999 and beyond.


NOTE 2:  EARNINGS PER SHARE

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

     The following is a reconciliation of the computation for basic and diluted
EPS:

                                            Three Months Ended
                                                   June 30,

                                                1997      1998
                                              -------   -------

Net loss                                      $(3,994)  $(1,563)
                                              =======   =======

Weighted-average common shares
 outstanding (basic)                           15,964    24,371

Weighted-average common stock equivalents:
 Stock options                                      -         -
 Warrants                                           -         -
                                              -------   -------
Weighted-average common shares
 outstanding (diluted)                         15,964    24,371
                                              =======   =======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           JUNE 30, 1998- UNAUDITED
                                (IN THOUSANDS)

NOTE 3: COMPREHENSIVE INCOME (LOSS)

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                   Three Months Ended
                                                         June 30,
                                                    1997       1998
                                                  -------    -------

Net loss                                          $(3,994)   $(1,563)
Other comprehensive loss (gain)                       (68)       122
                                                  -------    -------
   Total comprehensive loss                       $(4,062)   $(1,441)
                                                  =======    =======


NOTE 4: STATEMENT OF CASH FLOWS INFORMATION

                                                   Three Months Ended
                                                         June 30,
                                                    1997       1998
                                                  -------    -------
Supplemental Cash Flow Information:
Cash paid during the period for:
       Interest                                   $     4    $    15
       Income Taxes                                     -          -


NOTE 5: BALANCE SHEET COMPONENTS

                                                 March 31,  June 30,
                                                   1998       1998
                                                  -------    -------
Other Assets:
Software development costs                        $ 2,098    $   799
Software licenses                                   3,134      1,380
                                                  -------    -------
                                                    5,232      2,179
Less accumulated amortization                      (3,898)      (724)
                                                  -------    -------
                                                    1,334      1,455
Prepaid royalties, net                                 67          -
Goodwill                                              245        232
Other                                                 285        231
                                                  -------    -------
                                                  $ 1,931    $ 1,918
                                                  =======    =======

Accrued Expenses:
Payroll and related costs                         $   477    $   420
Taxes payable                                         147        145
Accrued professional fees                             229        251
Other                                                 115        107
                                                  -------    -------
                                                  $   968    $   923
                                                  =======    =======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           JUNE 30, 1998- UNAUDITED
                                (IN THOUSANDS)

NOTE 6:  BANK LINE OF CREDIT

     The Company has a $300 equipment line of credit with its bank. The line bears interest at prime plus two percent, 10.5% at June 30, 1998. The line of credit is collateralized by substantially all of the assets of the Company. The terms of the credit agreement require minimum amounts of net worth, maximum ratios of indebtedness to net worth and minimum quarterly after tax profits.
The Company is currently not in compliance with certain of these covenants.

       In June 1997, the Company entered into an additional line of credit with its bank. The revolving line of credit had provided for borrowings limited to certain percentages of eligible accounts receivable. As of June 30, 1998, $285 has been borrowed under the line of credit. The revolving line of credit expired by its terms in early June 1998. The parties are currently in the process of negotiating a continuation of the line. There can be no assurance that the Company will be able to successfully re-negotiate the line of credit or that a waiver will be obtained for its noncompliance with certain covenants under its equipment line of credit. The amounts outstanding under its line of credit and equipment line of credit are classified as current in the June 30, 1998 balance sheet.


NOTE 7:  CAPITAL STOCK

       On June 8, 1998, the Company completed a private placement of units comprising 2,378 shares of Common Stock and warrants to purchase an additional 2,378 shares of Common Stock at an exercise price of $0.37 per share, with proceeds to the Company of approximately $2,000. The shares of Common Stock are unregistered. The Company will file a registration statement with the Securities and Exchange Commission to become effective on or before December 8, 1998 pursuant to the terms of the unit purchase agreement. One director and one officer/director participated in the private placement.


NOTE 8:  CONTINGENCIES

       The Company is subject to various types of litigation during its normal course of business. In January 1997, Gambit Automated Design, Inc. ("Gambit"), a competitor of the Company, filed a complaint alleging misappropriation of trade secrets, breach of contract, inducing breach of contract, breach of fiduciary duty, unfair competition and unjust enrichment against the Company and a former employee of Gambit who is a current employee of the Company. Gambit sought injunctive relief, compensatory and punitive damages, restitution and attorneys" fees and costs. The parties have agreed to resolve the asserted claims on terms that do not involve the payment of any money by the Company. Accordingly, the Company does not believe that the ultimate settlement of this litigation will have a material adverse effect on its financial position or results of operations. The parties are in the process of documenting the settlement.


NOTE 9:  RECENT ACCOUNTING PRONOUNCEMENTS

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

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           JUNE 30, 1998- UNAUDITED
                                (IN THOUSANDS)

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company currently does not invest in derivative instruments.


NOTE 10: YEAR 2000 ISSUES

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

RESULTS OF OPERATIONS

REVENUE

   Revenue for the first quarter of fiscal year 1999, which ended June 30, 1998, was $593, a decrease from $713 in the first quarter a year ago. The 17% decrease in revenues was due to lower license and maintenance revenue during the quarter ended June 30, 1998, primarily resulting from a reduction in capital investment by customers and increased competition. Revenue from services includes the activity of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998. International sales, primarily Japan and the Far East accounted for 39% of total revenue in the first quarter of fiscal 1999 compared to 28% in the first quarter a year ago.

     The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues
are subject to significant quarterly fluctuations.   If revenue levels are below
expectations, as in the quarter ended June 30, 1998, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

   Cost of products for the first quarter of fiscal year 1999 was $70, compared to $1,318 in the first quarter of fiscal 1998. Cost of sales of products is primarily the amortization of software development costs and amortization of prepaid royalty payments to third parties. Based on the Company's plans for the future, the Company wrote-off $1,036 of unamortized software development costs in the three months ended June 30, 1997.

   Cost of services for the first quarter of fiscal year 1999 was $229 compared to $106 in the first quarter of fiscal 1998. Cost of services is primarily the cost of providing design services, technical support and technical documentation. Cost of services includes the design services costs of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

   Engineering, research and development expenses for the first quarter of fiscal year 1999 were $636 compared to $625 in the first quarter a year ago. Comparing the first quarter of fiscal 1999 and the first quarter of fiscal 1998, engineering, research and development expenses were 107% and 88% of total revenue, respectively. The consistency in engineering, research and development expenses is due to the Company's continuing emphasis on its technology and product development.

SELLING AND MARKETING EXPENSES

   Selling and marketing expenses for the first quarter of fiscal year 1999 decreased to $668 from $1,341 in the first quarter a year ago. In the first quarter of fiscal 1999 and the first quarter of fiscal 1998, selling and marketing expenses were 113% and 188% of total revenue, respectively. The decrease is due to the effects of the Company's cost-cutting measures including a reduction in salaries and occupancy costs.

GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses increased to $412 for the first quarter of fiscal year 1999 from $303 in the first quarter a year ago. In the first quarter of fiscal 1999 and the first quarter of fiscal 1998, general and administrative expenses were 70% and 42% of total revenue, respectively. The increase is due to the activity of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998.

IMPAIRMENT LOSS ON PREPAID ROYALTY

   In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan. Pursuant to the four year agreement, the Company had made prepaid royalty payments of $1,750. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. Accordingly, the Company ceased sales of the product line in July 1997. Provision was made in the June 30, 1997 financial statements to expense the full amount of unamortized prepaid royalty of $1,217, the future value of which was considered impaired.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. To date in fiscal 1999, the Company has received net cash of $2,088 from the private placement of equity securities and the exercise of warrants and options to purchase Common Stock ("financing activities"). During the three months ended June 30, 1998, cash and cash equivalents increased $457 from $1,926 to $2,383. This increase resulted from cash provided by the financing activities of $1,986 less cash used by operations of $1,476 and $175 of cash used for investing activities.

   The Company incurred a loss in the first quarter of fiscal 1999 and expects operating losses to continue, at least in the near term, as it expands its product development and marketing capabilities. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products and services, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow at least through fiscal 1999 and potentially thereafter.

   The Company's primary unused sources of funds at June 30, 1998 consisted of cash and cash equivalents of $2,383. On June 8, 1998, the Company's $2,000 line of credit with its bank expired by its terms. The Company is currently in the process of negotiating a continuation with its bank. The Company believes its cash and cash generated from operations and available borrowings may not be sufficient to finance its operations through 1999. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. The Company may be prevented or restricted from raising additional funds by issuing equity securities or securities convertible into Common Stock unless the Company amends its Articles of Incorporation to increase the number of authorized shares of Common Stock. The Company is seeking shareholder approval to increase the Company's authorized shares of Common Stock at its next annual shareholder meeting. However, no assurance can be given as to whether such shareholder approval will be obtained in a timely manner, if at all. The Company may issue a series of Preferred Stock with rights, preferences or privileges senior to those of the Company's Common Stock. The

Company has no commitments or arrangements to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the products of the Company and could require substantial curtailment of operations of the Company.

OTHER FACTORS AFFECTING FUTURE RESULTS

RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT. The Company incurred a net loss of $1,563 for the quarter ended June 30, 1998 and had an accumulated deficit of $40,909 as of June 30, 1998. The Company expects to incur losses for most of its current fiscal year. There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

GOING CONCERN ASSUMPTIONS; FUTURE CAPITAL NEEDS; NO ASSURANCE OF FUTURE FINANCING. The Company's independent accountants' report on its financial statements as of and for the years ended March 31, 1997 and 1998 contained an explanatory paragraph indicating that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations.

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

     As of August 7, 1998, the closing bid price of a share of the Company's common stock was $0.5313 and the Company's common stock had failed to maintain the Minimum Bid Price. By letter dated June 26, 1998, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it will have ninety calendar days in which to regain compliance with the Minimum Bid Price. The Company's common stock needs to maintain the Minimum Bid Price for ten consecutive trading days in order to be considered in compliance. If the Company is unable to demonstrate compliance on or before the end of the period, Nasdaq may delist the Company's securities from the National Market.

     By letter dated July 24, 1998, Nasdaq notified the Company that it would be delisted from the National Market because of its failure to maintain the Required Net Tangible Assets. On July 29, 1998, the Company requested and subsequently received approval for an oral hearing to appeal Nasdaq's decision. The hearing date has not been set but is expected to take place in mid-September 1998. Nasdaq is expected to render its decision approximately 30 days after the hearing.

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

INTERNATIONAL SALES. International sales, primarily in Japan and Taiwan, accounted for approximately 43%, 25%, 32% and 39% of the Company's total revenue in fiscal 1996, 1997, 1998 and the first quarter of 1999, respectively. Declining revenues from international sales were a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia as a result of the current financial crisis in that region, and increased competition in the EDA software market. The Company expects that international sales will continue to account for a significant portion of its revenue and plans to continue to expand its international sales and distribution channels. This revenue involves a number of inherent risks, including economic downturn in the electronics industry in Asia, traditionally slower adoption of the Company's products internationally, general strikes or other disruptions in working conditions, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. In order to reduce the risk of loss between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible.

DEPENDENCE ON CERTAIN CUSTOMERS AND RESELLERS. A small number of customers account for a significant percentage of the Company's total revenue. In fiscal 1996, HAL Computer Systems, Inc., a subsidiary of Fujitsu Ltd. ("HAL"), accounted for 16% and Motorola, Inc. and Yamaha Corporation each accounted for 11% of the Company's total revenue. In fiscal 1997, HAL accounted for 14%, Lucent Technologies accounted for 19% and Motorola, Inc. accounted for 13% of the Company's total revenue. In fiscal 1998, Motorola, Inc. accounted for 13% and Aspec Technology accounted for 20% of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company currently sells and markets its products overseas, other than in Japan and Taiwan, through a limited number of distributors. The Company has a limited history of performance by its distributors. In addition, there can be no assurance that the new distributors will be able to successfully distribute and support the Company's products on a timely basis or that such distributors will not reduce their efforts devoted to selling the Company's products or terminate their relationship with the Company as a result of competition with other suppliers' products. The loss of, or changes in, the relationship with, or performance by, one or more of the Company's international distributors could have an adverse effect on the Company's business.

MANAGEMENT TRANSITION. The Company is experiencing a period of management transition that has placed, and may continue to place, a significant strain on its resources, including its personnel. James O. Benouis joined the Company in March 1998 as its President and Chief Operating Officer. On August 4, 1998, Mr. Benouis was appointed Chief Executive Officer of the Company. The Company's ability to manage growth successfully will require its new management personnel to work together effectively and will require the Company to improve its operations, management and financial systems and controls. If the Company management is unable to manage this transition effectively, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected. See - "Dependence on Key
Personnel."

DEPENDENCE ON KEY PERSONNEL.   The Company's success depends to a significant
extent upon a number of key technical and management employees, in particular, upon Robert R. Anderson, the Company's Chairman, and James O. Benouis, the Company's President and Chief Executive Officer. The Company does not currently have "key man" life insurance on Mr. Anderson, Mr. Benouis or any other members of its senior management. The loss of services of Mr. Anderson, Mr. Benouis or any other members of its senior management could have a material adverse effect on the Company. See - "Management Transition." The Company's success will depend, in large part, on its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires to continue to grow.

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company currently does not invest in derivative instruments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings:

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

Item 2. Changes in Securities and Use of Proceeds:

        (c) Recent Sales of Unregistered Securities

        On June 8, 1998, the Company completed a private placement of units ("Units") comprised of 2,377,909 shares of Common Stock and warrants ("Warrants") to purchase an additional 2,377,909 shares of Common Stock at $0.37 per share for an aggregate of $2,045,000. The Units were sold to 14 investors, including certain directors, executive officers and 5% shareholders of the Company. The Warrants are exercisable for a term of seven years and the exercise price for the Warrants is payable in cash, cancellation of indebtedness, in shares of the Company's Common Stock, through a "same day sale" commitment or "margin" commitment from the Warrant holder and a broker who is a member of the National Association of Securities Dealers, Inc. or by a "net exercise". The issuance of the Units was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.


Item 3. Defaults Upon Senior Securities:

        Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders:

        Not Applicable

Item 5. Other Information:

        Nasdaq letters
        --------------

        As of August 7, 1998, the closing bid price of a share of the Company's common stock was $0.5313 and the Company's common stock had failed to maintain the Minimum Bid Price. By letter dated June 26, 1998, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it will have ninety calendar days in which to regain compliance with the Minimum Bid Price. The Company's common stock needs to maintain the Minimum Bid Price for ten consecutive trading days in order to be considered in compliance. If the Company is unable to demonstrate compliance on or before the end of the period, Nasdaq may delist the Company's securities from the National Market.

        By letter dated July 24, 1998, Nasdaq notified the Company that it would be delisted from the National Market because of its failure to maintain the Required Net Tangible Assets. On July 29, 1998, the Company requested and subsequently received approval for an oral hearing to appeal Nasdaq's decision. The hearing date has not been set but is expected to take place in mid-September 1998. Nasdaq is expected to render its decision approximately 30 days after the hearing.

        Shareholder Proposals
        ---------------------

        Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, the Company's proxy for its 1999 Annual Meeting of Shareholders may confer discretionary authority to vote on any proposal submitted by a shareholder if written notice of such proposal is not received at the Company's executive office on or before June 16, 1999.

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

 4.01 Form of Unit Purchase Agreement dated May 29, 1998 among Silicon Valley Research, Inc. and several investors.

 4.02 Form of Warrant to Purchase the Company's Common Stock dated May 29, 1998 among Silicon Valley Research, Inc. and several investors.

27.00    Financial Data Schedule

         *Management Contract or Compensatory Plan or Arrangement

                           (B)  REPORTS ON FORM 8-K:

On Form 8-K and one Form 8-K/A were filed during the quarter covered by this report:

One Current Report on Form 8-K was dated March 31, 1998 and filed on April 10, 1998. This reported the Company's acquisition of Quality I.C. Corporation.

One Current Report on Form 8-K/A was dated March 31, 1998 and filed on June 15, 1998. This report amended the report filed April 10, 1998 to include the audited financial statements of Quality I.C. Corporation at the date of acquisition and pro forma financial information required pursuant to Article 11 of Regulation S-X at the date of acquisition.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SILICON VALLEY RESEARCH, INC.



Date: August 12, 1998                /s/ James O. Benouis
      ---------------                --------------------
                                     James O. Benouis
                                     President and
                                     Chief Executive Officer



                                     /s/ Laurence G. Colegate, Jr.
                                     -----------------------------
                                     Laurence G. Colegate, Jr.
                                     Senior Vice President,
                                     Finance and Administration

                                     (Chief Financial and Accounting
                                     Officer)