Form 10-Q
period 1998-09-30
SILICON VALLEY RESEARCH INC
filed 1998-11-16
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

   X        Quarterly report pursuant to Section 13 or 15(d) of the
--------    Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998 or

            Transition report pursuant to Section 13 or 15(d) of the
--------    Securities Exchange Act of 1934

               For the transition period from ________to________

COMMISSION FILE NO. 0-13836

                         SILICON VALLEY RESEARCH, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


                 California                 94-2743735
------------------------------------------------------------------------------
  (State or other jurisdiction of           (IRS Employer
  incorporation or organization)            Identification No.)


  6360 San Ignacio Avenue    San Jose, CA            95119-1231
------------------------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

                              (408) 361-0333
------------------------------------------------------------------------------
       Registrant's telephone number, including area code


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES X                NO
                        ---                 ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         Common Shares Outstanding at September 30, 1998:  26,203,220

           This report, containing all exhibits, contains 35 pages.
                       The exhibit index in on page 20.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Pages
                                                                          -----
Part I.   FINANCIAL INFORMATION
          ---------------------

          Item 1.    Financial Statements

            Consolidated Balance Sheets -
              March 31, 1998 and September 30, 1998 (unaudited)               3

            Consolidated Statements of Operations -
               Three and Six Months Ended September 30, 1997
               and 1998 (unaudited)                                           4

            Consolidated Condensed Statements of Cash Flows -
               Six Months Ended September 30, 1997 and 1998 (unaudited)       5

            Notes to Consolidated Financial Statements                      6-9

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                           10-18

          Item 3.    Quantitative and Qualitative Disclosures
                     About Market Risk                                       18

Part II.    OTHER INFORMATION                                             19-20
            -----------------

          Item 1  Legal Proceedings
          Item 2  Changes in Securities and Use of Proceeds
          Item 3  Defaults Upon Senior Securities
          Item 4  Submission of Matters to a Vote of
                  Securities Holders
          Item 5  Other Information
          Item 6  Exhibits and Reports on Form 8-K

          Signatures                                                         21

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


Assets                                      March 31, 1998  September 30, 1998
----------------------------------------------------------  -------------------
                                                                (Unaudited)

Current Assets:
  Cash and cash equivalents                   $  1,926           $  1,276
  Accounts receivable, net of allowances of
     $150 in each period                           484                410
  Prepaid expenses and other current assets        257                140
                                              --------           --------
                                                 2,667              1,826

Fixed assets, net                                  667                530
Other assets, net                                1,931              1,596
                                              --------           --------
                                              $  5,265           $  3,952
                                              ========           ========

Liabilities and Shareholders' Equity
-------------------------------------------

Current Liabilities:
  Short-term borrowing                        $    285           $    285
  Current portion of long-term debt                263                203
  Notes payable                                    200                 75
  Accounts payable                                 352                254
  Accrued expenses                                 968                814
  Deferred revenue                                 539                394
                                              --------           --------
                                                 2,607              2,025

Long-term debt, less current portion                77                 57
                                              --------           --------

Deferred tax liability                              17                 --
                                              --------           --------

Shareholders' Equity:
Preferred stock, no par value:
  Authorized: 1,000 shares
  Issued and outstanding: none                      --                 --
Common stock, no par value:
  Authorized: 60,000 shares
  Issued and outstanding:
   23,759 shares at March 31, 1998
   and 26,203 shares at September 30, 1998      41,834             43,928
Accumulated deficit                            (39,346)           (42,161)
Cumulative translation adjustment                   76                103
                                              --------           --------
                                                 2,564              1,870
                                              --------           --------

                                              $  5,265           $  3,952
                                              ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        Three Months Ended    Six Months Ended
                                          September 30,        September 30,
                                         1997       1998       1997      1998
                                       ---------  ---------  --------  --------
Revenue:
  Products                              $   487    $   157   $   729   $   382
  Services                                  497        203       968       571
                                        -------    -------   -------   -------
  Total revenue                             984        360     1,697       953
                                        -------    -------   -------   -------

Cost of revenue:
  Products                                  212        109     1,530       179
  Services                                  155        117       261       346
                                        -------    -------   -------   -------
  Total cost of revenue                     367        226     1,791       525
                                        -------    -------   -------   -------

Gross margin                                617        134       (94)      428
                                        -------    -------   -------   -------

Operating expenses:
  Engineering, research and development   1,152        771     1,777     1,407
  Selling and marketing                     932        506     2,273     1,174
  General and administrative                277        231       580       643
  Impairment loss on prepaid royalty         --         --     1,217        --
                                        -------    -------   -------   -------
  Total operating expenses                2,361      1,508     5,847     3,224
                                        -------    -------   -------   -------

Operating loss                           (1,744)    (1,374)   (5,941)   (2,796)
                                        -------    -------   -------   -------

Other income (expense):
  Interest income                            34         32       105        45
  Interest expense                           (8)       (14)      (12)      (29)
  Other, net                                (96)       104        40       (35)
                                        -------    -------   -------   -------
  Total other income                        (70)       122       133       (19)
                                        -------    -------   -------   -------

Loss before provision for
  income taxes                           (1,814)    (1,252)   (5,808)   (2,815)

Provision for income taxes                   --         --        --        --
                                        -------    -------   -------   -------
Net loss                                $(1,814)   $(1,252)  $(5,808)  $(2,815)
                                        =======    =======   =======   =======


Net loss per basic share and diluted
  share                                  $(0.11)    $(0.05)   $(0.35)   $(0.11)
                                        =======     ======    ======    ======

Weighted-average common shares
  outstanding (basic and diluted)        16,773     26,199    16,375    25,290
                                         ======     ======    ======    ======

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Six Months Ended
                                                             September 30,
                                                             1997     1998
                                                           -------   -------

Cash Flows from Operating Activities:
Net loss                                                   $(5,808)   $(2,815)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Provision for impairment of prepaid marketing royalty      1,217
  Amortization of software development costs                 1,259        109
  Depreciation and amortization                                522        376
Changes in assets and liabilities, net:
  Accounts receivable                                         (136)        74
  Prepaid expenses and other current assets                    180        117
  Accounts payable                                             477        (98)
  Accrued expenses                                            (480)      (154)
  Deferred revenue                                             (85)      (145)
  Other, net                                                    77         27
                                                           -------    -------

Net cash used in operating activities                       (2,777)    (2,509)
                                                           -------    -------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                    (21)       (17)
Capitalization of software development costs and
  purchase of software licenses                             (1,038)       (23)
                                                           -------    -------

Net cash used in investing activities                       (1,059)       (40)
                                                           -------    -------

Cash Flows from Financing Activities:
Principal payments of long-term debt                          (121)       (97)
Principal payments on notes payable                             --       (125)
Advances on credit line                                        301         --
Proceeds from issuance of common stock                       3,888      2,094
                                                           -------    -------

Net cash provided by financing activities                    4,068      1,872
                                                           -------    -------

Effect of exchange rate changes on cash                        (32)        27
                                                           -------    -------

Net increase (decrease)  in cash and
  cash equivalents                                             200       (650)
Cash and cash equivalents at beginning
  of period                                                  2,064      1,926
                                                           -------    -------

Cash and cash equivalents at end
  of period                                                $ 2,264    $ 1,276
                                                           =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998- UNAUDITED
                                 (IN THOUSANDS)

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

     The following is a reconciliation of the computation for basic and diluted
EPS:

                                                Three Months Ended      Six Months Ended
                                                   September 30,          September 30,
                                                 1997        1998       1997        1998
                                                 ----        ----       ----        ----
Net loss                                       $(1,814)    $(1,252)    $(5,808)    $(2,815)
                                               =======     =======     =======     =======

Weighted-average common shares
  outstanding (basic)                           16,773      26,199      16,375      25,290

Weighted-average common stock equivalents:
  Stock options                                     --          --          --          --
  Warrants                                          --          --          --          --
                                               -------     -------     -------     -------
 Weighted-average common shares
  outstanding (diluted)                         16,773      26,199      16,375      25,290
                                               =======     =======     =======     =======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                         SEPTEMBER 30, 1998- UNAUDITED
                                (IN THOUSANDS)

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

                                     Three Months Ended         Six Months Ended
                                        September 30,             September 30,
                                       1997       1998           1997       1998
                                       ----       ----           ----       ----
Net loss                             $(1,814)    $(1,252)      $(5,808)    $(2,815)
Other comprehensive (loss) gain           36         (95)          (32)         27
                                     -------     -------       -------     -------
  Total comprehensive loss           $(1,778)    $(1,347)      $(5,840)    $(2,788)
                                     =======     =======       =======     =======

NOTE 4:  STATEMENT OF CASH FLOWS INFORMATION

                                                    Six Months Ended
                                                     September 30,
                                                 1997                 1998
                                                 ----                 ----
Supplemental Cash Flow Information:
Cash paid during the period for:
     Interest                                     $12                  $29
     Income Taxes                                  --                   --


NOTE 5:   BALANCE SHEET COMPONENTS
                                              March 31,          September 30,
                                                 1998                 1998
                                                 ----                 ----
Other Assets:
Software development costs                    $ 2,098               $  799
Software licenses                               3,134                1,241
                                              -------               ------
                                                5,232                2,040
Less accumulated amortization                  (3,898)                (889)
                                              -------               ------
                                                1,334                1,151
Prepaid royalties, net                             67                   --
Goodwill                                          245                  220
Other                                             285                  225
                                              -------               ------
                                              $ 1,931               $1,596
                                              =======               ======

Accrued Expenses:
Payroll and related costs                     $   477               $  399
Taxes payable                                     147                  145
Accrued professional fees                         229                  204
Other                                             115                   66
                                              -------               ------
                                              $   968               $  814
                                              =======               ======

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                         SEPTEMBER 30, 1998- UNAUDITED
                                 (IN THOUSANDS)

NOTE 6:  BANK LINES OF CREDIT

     The Company had a $298 equipment line with its bank. As of September 30, 1998, $149 remains to be repaid on that line. The line bears interest at prime plus two percent, 10.5% at September 30, 1998. The line is collateralized by substantially all of the assets of the Company. The terms of the credit agreement require minimum amounts of net worth, maximum ratios of indebtedness to net worth and minimum quarterly after tax profits. The Company is currently not in compliance with certain of these covenants.

     In June 1997, the Company entered into an additional line of credit with its bank. The revolving line of credit had provided for borrowings limited to certain percentages of eligible accounts receivable. As of September 30, 1998, $285 had been borrowed under the line of credit. The revolving line of credit expired by its terms in early June 1998. The parties are currently in the process of negotiating the terms and timing for repayment of amounts borrowed on the line of credit and the equipment line. There can be no assurance that the Company will be able to successfully re-negotiate the terms and timing for repayment, in which event the lender may accelerate the Company's payment obligations and exercise other rights and remedies as a secured creditor under the credit agreements and by law, including, but not limited to, foreclosure on substantially all the Company's assets which were pledged as collateral under the lines of credit. The amounts outstanding under its line of credit and equipment line of credit are classified as current in the September 30, 1998 balance sheet.

NOTE 7:  RECENT ACCOUNTING PRONOUNCEMENTS

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

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                         SEPTEMBER 30, 1998 - UNAUDITED
                                 (IN THOUSANDS)

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

NOTE 8:  YEAR 2000 ISSUES

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

RESULTS OF OPERATIONS

REVENUE

     Revenue for the second quarter of fiscal year 1999, which ended September 30, 1998, was $360, a decrease from $984 in the second quarter a year ago. Revenue for the six month period ended September 30, 1998 decreased to $953 from $1,697 over the six month period ended September 30, 1997. The decrease in revenues was due primarily to a multi-license order from a leading design services company being recorded during the prior year second quarter and a decrease in product and service revenue, primarily resulting from a reduction in capital investment by customers and increased competition. Revenue from services includes the activity of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998. The Company intends to focus increasingly on the services market going forward in order to provide customers with a service-driven integrated circuit design solution. International sales, primarily Japan and the Far East accounted for 64% of total revenue in the second quarter of fiscal 1999 compared to 24% in the second quarter a year ago.

     The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, as in the quarter ended September 30, 1998, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees and service contracts, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

     Cost of products for the second quarter of fiscal year 1999 was $109, compared to $212 in the second quarter of fiscal 1998. Cost of products for the six months ended September 30, 1998 was $179, compared to $1,530 for the six months ended September 30, 1997. Cost of sales of products is primarily the amortization of software development costs and amortization of prepaid royalty payments to third parties. Based on the Company's plans for the future, the Company wrote-off $1,036 of unamortized software development costs in the six months ended September 30, 1997.

     Cost of services for the second quarter of fiscal year 1999 was $117 compared to $155 in the second quarter of fiscal 1998. Cost of services for the six months ended September 30, 1998 was $346 compared to $261 for the six months ended September 30, 1997. Cost of services is primarily the cost of providing design services, technical support and technical documentation. Cost of services includes the design services costs of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

     Engineering, research and development expenses for the second quarter of fiscal year 1999 were $771 compared to $1,152 in the second quarter a year ago. Comparing the second quarter of fiscal 1999 and the second quarter of fiscal 1998, engineering, research and development expenses were 214% and 117% of total revenue, respectively. Engineering, research and development expenses for the six months ended September 30, 1998 were $1,407 compared to $1,777 for the six months ended September 30, 1997. Comparing these periods, engineering, research and development expenses were 148% and 105% of total revenue, respectively. The decrease in engineering, research and development expenses is due to cost-cutting measures instituted by management, including a reduction in personnel.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses for the second quarter of fiscal year 1999 decreased to $506 from $932 in the second quarter a year ago. In the second quarter of fiscal 1999 and the second quarter of fiscal 1998, selling and marketing expenses were 141% and 95% of total revenue, respectively. Selling and marketing expenses for the six months ended September 30, 1998 decreased to $1,174 from $2,273 for the six months ended September 30, 1997. Comparing the six month periods, selling and marketing expenses were 123% and 134% of total revenue, respectively. The decrease in actual dollars is due to the effects of the Company's cost-cutting measures, including a reduction in salaries and occupancy costs.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased to $231 for the second quarter of fiscal year 1999 from $277 in the second quarter a year ago. In the second quarter of fiscal 1999 and the second quarter of fiscal 1998, general and administrative expenses were 64% and 28% of total revenue, respectively. The decrease for the second quarter of fiscal 1999 is due to a decrease in professional fees. General and administrative expenses for the six months ended September 30, 1998 increased to $643 from $580 for the six months ended September 30, 1997. Comparing the six month periods, general and administrative expenses were 67% and 34% of total revenue, respectively. The six month increase is due to the activity of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998.

IMPAIRMENT LOSS ON PREPAID ROYALTY

     In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan. Pursuant to the four year agreement, the Company had made prepaid royalty payments of $1,750. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. Accordingly, the Company ceased sales of the product line in July 1997. Provision was made in the September 30, 1997 financial statements to expense the full amount of unamortized prepaid royalty of $1,217, the future value of which was considered impaired.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary unused sources of funds at September 30, 1998 consisted of cash and cash equivalents of $1,276. As of September 30, 1998, the Company's cash and cash equivalents were not sufficient to discharge the Company's current liabilities. On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. In addition, the Company is currently not in compliance with certain financial covenants in the line of credit and in its equipment line with the same lender. There can be no assurance that the Company will be able to obtain a waiver for its noncompliance with such covenants. If the Company is in default under such lines of credit and if such defaults are not waived, the lender may accelerate the Company's payment obligations and exercise other rights and remedies as a secured creditor under the credit agreements and by law, including, but not limited to, foreclosure on substantially all the Company's assets which were pledged as collateral under the lines of credit. The exercise of rights and remedies under the lines of credit could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy.

     The Company believes that its cash and cash generated from operations will not be sufficient to finance its operations through the remainder of fiscal 1999. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. However, if the Company's Common Stock is delisted from trading on the Nasdaq National Market, the Company's ability to obtain additional financing through the issuance of its Common Stock or securities convertible into its Common Stock could be adversely affected. See "Compliance with Nasdaq Listing Requirements; Disclosure Relating to Low-Priced Stock." The Company may issue a series of Preferred Stock with rights, preferences, or privileges senior to those of the Company's Common Stock. The Company has no commitments or arrangement to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The Company is currently negotiating with its creditors for the terms and timing for repayment of amounts due such creditors. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy.

     Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. To date in fiscal 1999, the Company has received net cash of $2,094 from the private placement of equity securities and the exercise of warrants and options to purchase Common Stock ("financing activities"). During the six months ended September 30, 1998, cash and cash equivalents decreased $650 from $1,926 to $1,276. This decrease resulted from cash provided by the financing activities of $1,872 less cash used by operations of $2,509 and $40 of cash used for investing activities.

     The Company incurred a loss for the first six months of fiscal 1999 and expects operating losses to continue, at least in the near term. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products and services, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow at least through fiscal 1999 and potentially thereafter.

OTHER FACTORS AFFECTING FUTURE RESULTS

NEED FOR ADDITIONAL FUNDS; NO ASSURANCE OF AVAILABLE FINANCING. The Company's primary unused sources of funds at September 30, 1998 consisted of cash and cash equivalents of $1,276. As of September 30, 1998, the Company's cash and cash equivalents were not sufficient to discharge the Company's current liabilities. On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. In addition, the Company is currently not in compliance with certain financial covenants in the line of credit and in its equipment line with the same lender. There can be no assurance that the Company will be able to obtain a waiver for its noncompliance with such covenants. If the Company is in default under such lines of credit and if such defaults are not waived, the lender may accelerate the Company's payment obligations and exercise other rights and remedies as a secured creditor under the credit agreements and by law, including, but not limited to, foreclosure on substantially all the Company's assets which were pledged as collateral under the lines of credit. The exercise of rights and remedies under the lines of credit could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy.

     The Company believes that its cash and cash generated from operations will not be sufficient to finance its operations through the remainder of fiscal 1999. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. However, if the Company's Common Stock is delisted from trading on the Nasdaq National Market, the Company's ability to obtain additional financing through the issuance of its Common Stock or securities convertible into its Common Stock could be adversely affected. See "Compliance with Nasdaq Listing Requirements; Disclosure Relating to Low-Priced Stock." The Company may issue a series of Preferred Stock with rights, preferences, or privileges senior to those of the Company's Common Stock. The Company has no commitments or arrangement to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The Company is currently negotiating with its creditors for the terms and timing for repayment of amounts due such creditors. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy.

RECENT AND EXPECTED LOSSES; ACCUMULATED DEFICIT. The Company incurred a net loss of $1,252 for the quarter ended September 30, 1998 and had an accumulated deficit of $42,161 as of September 30, 1998. The Company expects to incur losses for the remainder of its current fiscal year. There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

GOING CONCERN ASSUMPTIONS. The Company's independent accountants' report on its financial statements as of and for the years ended March 31, 1997 and 1998 contained an explanatory paragraph indicating that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company will require substantial additional funds in the near future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations.

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

COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS; DISCLOSURE RELATING TO LOW-PRICED STOCK The Company's common stock is quoted on the Nasdaq National Market (the "National Market"). However, in order to continue to be included in the National Market, a company must meet certain maintenance criteria. The maintenance criteria requires a minimum bid price of $1.00 per share (the "Minimum Bid Price"), $4,000 in net tangible assets (total assets less total liabilities and goodwill) (the "Required Net Tangible Assets") and $5,000 market value of the public float (excluding shares held directly or indirectly by any officer or director of the Company and by any person holding beneficially more than 10% of the Company's outstanding shares) (the "Required Public Float").

     By letter dated July 24, 1998, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it would be delisted from the National Market because of its failure to maintain the Required Net Tangible Assets. On July 29, 1998, the Company requested and subsequently received approval for an oral hearing to appeal Nasdaq's decision. In this hearing, Nasdaq would also address the issue of the Company's noncompliance with the Minimum Bid Price. The hearing was held on October 8, 1998 and as of November 12, 1998, Nasdaq has not rendered its decision. As of November 11, 1998, the closing bid price of a share of the Company's common stock was $0.1875 and the Company's common stock had failed to maintain the Minimum Bid Price. The Company also failed to meet the Required Net Tangible Assets and Required Public Float as of that date.

     Failure to meet these maintenance criteria and an adverse decision by Nasdaq will result in the delisting of the Company's common stock from the National Market. Trading, if any, in the Company's common stock would thereafter be conducted in the non-Nasdaq over-the-counter market.

     If the Company's common stock were delisted from trading on the National Market, an investor may find it more difficult to dispose of, or to obtain accurate quotation as to the market value of, the Company's common stock. If the trading price of the common stock was less that $5.00 per share, trading in the common stock would also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burden imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and limit the ability of the Company's stockholders to sell the common stock in the secondary market. In addition, the Company's ability to obtain additional financing through the issuance of common stock or securities convertible into common stock could be adversely affected.

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

INTERNATIONAL SALES. International sales, primarily in Japan and Taiwan, accounted for approximately 43%, 25%, 32% and 48% of the Company's total revenue in fiscal 1996, 1997, 1998 and the first six months of 1999, respectively. Revenues from international sales have declined as a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia as a result of the current financial crisis in that region, and increased competition in the EDA software market. The Company expects that international sales will continue to account for a significant portion of its revenue. This revenue involves a number of inherent risks, including economic downturn in the electronics industry in Asia, traditionally slower adoption of the Company's products internationally, general strikes or other disruptions in working conditions, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. In order to reduce the risk of loss between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible.

DEPENDENCE ON CERTAIN CUSTOMERS. A small number of customers account for a significant percentage of the Company's total revenue. In fiscal 1996, HAL Computer Systems, Inc., a subsidiary of Fujitsu Ltd. ("HAL"), accounted for 16% and Motorola, Inc. and Yamaha Corporation each accounted for 11% of the Company's total revenue. In fiscal 1997, HAL accounted for 14%, Lucent Technologies accounted for 19% and Motorola, Inc. accounted for 13% of the Company's total revenue. In fiscal 1998, Motorola, Inc. accounted for 13% and Aspec Technology accounted for 20% of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition.

MANAGEMENT TRANSITION. The Company is experiencing a period of management transition that has placed, and may continue to place, a significant strain on its resources, including its personnel. James O. Benouis joined the Company in March 1998 as its President and Chief Operating Officer. On August 4, 1998, Mr. Benouis was appointed Chief Executive Officer of the Company. The Company's ability to manage growth successfully will require its new management personnel to work together effectively and will require the Company to improve its operations, management and financial systems and controls. If the Company management is unable to manage this transition effectively, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected. See - "Dependence on Key Personnel"

DEPENDENCE ON KEY PERSONNEL.   The Company's success depends to a significant
extent upon a number of key technical and management employees, in particular, upon Robert R. Anderson, the Company's Chairman, and James O. Benouis, the Company's President and Chief Executive Officer. The Company does not currently have "key man" life insurance on Mr. Anderson, Mr. Benouis or any other members of its senior management. The loss of services of Mr. Anderson, Mr. Benouis or any other members of its senior management could have a material adverse effect on the Company. See - "Management Transition." The Company's success will depend, in large part, on its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires to grow.

CONCENTRATION OF STOCK OWNERSHIP. The present directors, executive officers and 5% shareholders of the Company and their affiliates beneficially own approximately 72.6% of the outstanding common stock. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

EFFECT OF CERTAIN CHARTER PROTECTIONS; BLANK CHECK PREFERRED STOCK. The Company's Board of Directors has the authority to issue up to 1,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the Company's shareholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

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

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings: Not Applicable

Item 2.   Changes in Securities and Use of Proceeds:  Not Applicable

Item 3.   Defaults Upon Senior Securities:

          On June 8, 1998, the Company's $2,000,000 line of credit with its bank expired and the $285,000 outstanding under the line of credit became due and payable. In addition, the Company is currently not in compliance with certain financial covenants in the line of credit and in its equipment line with a current unpaid balance of $149,000 with the same lender. There can be no assurance that the Company will be able to obtain a waiver for its noncompliance with such covenants. If the Company is in default under such lines of credit and if such defaults are not waived, the lender may accelerate the Company's payment obligations and exercise other rights and remedies as a secured creditor under the credit agreements and by law, including, but not limited to, foreclosure on substantially all the Company's assets which were pledged as collateral under the lines of credit.
          The exercise of rights and remedies under the lines of credit could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy.

Item 4.   Submission of Matters to a Vote of Securities Holders:

          (A) On September 2, 1998, the Annual Meeting of the Shareholders of the Registrant was held. A total of 19,500,976 shares, or approximately 75% of the shares outstanding, were represented at this meeting.

          (B) At the annual meeting, the shareholders elected Robert R. Anderson, Roy L. Rogers and Thomas A. Sherby as Directors with 19,391,903 votes in favor and 109,073 withheld; and James O. Benouis as Director with 19,376,253 votes in favor and 124,723 votes withheld.

          (C) The amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of shares of common stock authorized from 40,000,000 to 60,000,000 was approved by 19,248,859 in favor, 243,395 opposed and 8,722 abstained.

          (D) The amendment to the Company's 1988 Stock Option Plan to increase the number of shares authorized to be issued thereunder from 3,745,976 to 5,745,976 was approved by 12,845,942 in favor,
              300,442 opposed, 24,622 abstained and 6,329,970 broker non-votes.

          (E) The amendments to the Company's 1990 Directors' Stock Option Plan were approved by 12,910,745 in favor, 330,029 opposed, 26,250 abstained and 6,233,952 broker non-votes.

          (F) The amendment to the Company's Amended and Restated Articles of Incorporation to effect within six months of the annual meeting a one-for-three reverse stock split was approved by 18,910,977 in favor, 455,821 opposed, 38,160 abstained and 96,018 broker non-votes.

Item 5.   Other Information:

          Nasdaq Letters
          --------------

          By letter dated July 24, 1998, Nasdaq notified the Company that it would be delisted from the National Market because of its failure to maintain the Required Net Tangible Assets. On July 29, 1998, the Company requested and subsequently received approval for an oral hearing to appeal Nasdaq's decision. In this hearing, Nasdaq would also address the issue of the Company's noncompliance with the Minimum Bid Price. The hearing was held on October 8, 1998 and as of November 12, 1998 Nasdaq has not rendered its decision. As of November 11, 1998, the closing bid price of a share of the Company's common stock was $0.1875 and the Company's common stock had failed to maintain the Minimum Bid Price. The Company also failed to meet the Required Net Tangible Assets and Required Public Float as of that date.

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

3.02 Registrant's amendment to Amended and Restated Articles of Incorporation filed October 16, 1998.

3.03 Registrant's bylaws, as amended to date (incorporated by reference to Exhibit 4.01 of the 1984 Registration Statement).

3.05 Amendment to Bylaws dated November 12, 1996 (incorporated by reference to Exhibit 3.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

10.01*    Registrant's 1990 Directors' Stock Option Plan, as amended to date.

10.03*    Registrant's 1988 Stock Option Plan, as amended to date.

27.00     Financial Data Schedule

          *Management Contract or Compensatory Plan or Arrangement

                           (B)  REPORTS ON FORM 8-K:

No Reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SILICON VALLEY RESEARCH, INC.



Date:  November 13, 1998            /s/ James O. Benouis
       -----------------            --------------------
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