Form 10-Q
period 1998-12-31
SILICON VALLEY RESEARCH INC
filed 1999-02-16
CIK 708367

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

(Mark One)

  X          Quarterly report pursuant to Section 13 or 15(d) of the
 --- Securities Exchange Act of 1934 For the quarterly period ended December 31, 1998 or
             Transition report pursuant to Section 13 or 15(d) of the Securities
 --- Exchange Act of 1934 For the transition period from ________ to ________


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

                       YES X                NO
                          ---                 ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         Common Shares Outstanding at December 31, 1998:  26,209,220




       This report contains 20 pages. The exhibit index is on page 18.

               SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                    INDEX

Part I.   FINANCIAL INFORMATION                                                         Pages
          ---------------------                                                         -----
          Item 1.   Financial Statements

             Consolidated Balance Sheets -
              March 31, 1998 and December 31, 1998 (unaudited)                             3

             Consolidated Statements of Operations -
              Three and Nine Months Ended December 31, 1997 and 1998 (unaudited)           4

             Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended December 31, 1997 and 1998 (unaudited)                     5

             Notes to Consolidated Financial Statements                                  6-9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                         10-17

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk            17

Part II.  OTHER INFORMATION                                                               18
          -----------------

          Item 1    Legal Proceedings
          Item 2    Changes in Securities and Use of Proceeds
          Item 3    Defaults Upon Senior Securities
          Item 4    Submission of Matters to a Vote of
                    Securities Holders
          Item 5    Other Information
          Item 6    Exhibits and Reports on Form 8-K

          Signatures                                                                      19

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)


Assets                                            March 31, 1998     December 31, 1998
------                                            --------------     -----------------
                                                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                          $  1,926            $    586
  Accounts receivable, net of allowances of
     $150 in each period                                  484                 444
  Prepaid expenses and other current assets               257                 110
                                                     --------            --------
                                                        2,667               1,140

Fixed assets, net                                         667                 404
Other assets, net                                       1,931               1,379
                                                     --------            --------
                                                     $  5,265            $  2,923
                                                     ========            ========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
  Short-term borrowing                               $    285            $    285
  Current portion of long-term debt                       263                 175
  Notes payable                                           200                  50
  Accounts payable                                        352                 372
  Accrued expenses                                        968                 735
  Deferred revenue                                        539                 445
                                                     --------            --------
                                                        2,607               2,062

Long-term debt, less current portion                       77                  --
                                                     --------            --------

Deferred tax liability                                     17                  17
                                                     --------            --------

Shareholders' Equity:
Preferred stock, no par value:
  Authorized: 1,000 shares
  Issued and outstanding: none                             --                  --
Common stock, no par value:
  Authorized: 60,000 shares
  Issued and outstanding:
   23,759 shares at March 31, 1998
   and 26,209 shares at December 31, 1998              41,834              43,929
Accumulated deficit                                   (39,346)            (43,194)
Cumulative translation adjustment                          76                 109
                                                     --------            --------
                                                        2,564                 844
                                                     --------            --------

                                                     $  5,265            $  2,923
                                                     ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                               Three Months Ended        Nine Months Ended
                                                  December 31,             December 31,
                                               1997         1998         1997        1998
                                               ----         ----         ----        ----
Revenue:
  Products                                   $   131      $    26      $   860     $   408
  Services                                       421          343        1,389         914
                                             -------      -------      -------     -------
  Total revenue                                  552          369        2,249       1,322
                                             -------      -------      -------     -------

Cost of revenue:
  Products                                       255           80        1,785         259
  Services                                       151          196          412         542
                                             -------      -------      -------     -------
  Total cost of revenue                          406          276        2,197         801
                                             -------      -------      -------     -------

Gross margin                                     146           93           52         521
                                             -------      -------      -------     -------

Operating expenses:
  Engineering, research and development          934          469        2,711       1,876
  Selling and marketing                          728          511        3,001       1,685
  General and administrative                     253          158          833         801
  Impairment loss on prepaid royalty              --           --        1,217          --
                                             -------      -------      -------     -------
  Total operating expenses                     1,915        1,138        7,762       4,362
                                             -------      -------      -------     -------

Operating loss                                (1,769)      (1,045)      (7,710)     (3,841)
                                             -------      -------      -------     -------

Other income (expense):
  Interest income                                 16            7          121          52
  Interest expense                               (13)         (13)         (25)        (42)
  Other, net                                    (119)          18          (79)        (17)
                                             -------      -------      -------     -------
  Total other income (expense)                  (116)          12           17          (7)
                                             -------      -------      -------     -------

Loss before provision for
  income taxes                                (1,885)      (1,033)      (7,693)     (3,848)

Provision for income taxes                        --           --           --          --

Net loss                                     $(1,885)     $(1,033)     $(7,693)    $(3,848)
                                             =======      =======      =======     =======

Net loss per basic share and diluted share   $ (0.11)     $ (0.04)     $ (0.47)    $ (0.15)
                                             =======      =======      =======     =======

Weighted-average common shares
  outstanding (basic and diluted)             16,868       26,208       16,537      25,597
                                             =======       ======      =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)


                                                                     Nine Months Ended
                                                                        December 31,
                                                                    1997           1998
                                                                    ----           ----
Cash Flows from Operating Activities:
Net loss                                                          $(7,693)       $(3,848)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Provision for impairment of prepaid marketing royalty             1,217             --
  Amortization of software development costs                        1,358            188
  Depreciation and amortization                                       732            569
  Loss on sale of fixed assets                                         --             15
Changes in assets and liabilities, net:
  Accounts receivable                                                 580             40
  Prepaid expenses and other current assets                           204            147
  Accounts payable                                                   (281)            20
  Accrued expenses                                                   (455)          (233)
  Deferred revenue                                                   (320)           (95)
  Other, net                                                          213             77
                                                                  -------        -------

Net cash used in operating activities                              (4,445)        (3,120)
                                                                  -------        -------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                           (45)           (52)
Proceeds from sale of fixed assets                                     --             31
Capitalization of software development costs and
  purchase of software licenses                                    (1,421)           (12)
                                                                  -------        -------

Net cash used in investing activities                              (1,466)           (33)
                                                                  -------        -------

Cash Flows from Financing Activities:
Principal payments of long-term debt                                 (108)          (164)
Principal payments on notes payable                                    --           (150)
Advances on credit line                                               340             --
Proceeds from issuance of common stock                              6,718          2,095
                                                                  -------        -------

Net cash provided by financing activities                           6,950          1,781
                                                                  -------        -------

Effect of exchange rate changes on cash                                56             32
                                                                  -------        -------

Net increase (decrease)  in cash and
  cash equivalents                                                  1,095         (1,340)
Cash and cash equivalents at beginning
  of period                                                         2,064          1,926
                                                                  -------        -------

Cash and cash equivalents at end
  of period                                                       $ 3,159        $   586
                                                                  =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998 - Unaudited
                                (In thousands)

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

     The following is a reconciliation of the computation for basic and diluted
EPS:

                                              Three Months Ended      Nine Months Ended
                                                  December 31,           December 31,

                                                1997        1998        1997         1998
                                                ----        ----        ----         ----
Net loss                                      $(1,885)    $(1,033)     $(7,693)    $(3,848)
                                              =======     =======      =======     =======

Weighted-average common shares
  outstanding (basic)                          16,868      26,208      16,537      25,597

Weighted-average common stock equivalents:
  Stock options                                    --          --          --          --
  Warrants                                         --          --          --          --
                                              -------     -------      ------      ------
Weighted-average common shares
  outstanding (diluted)                        16,868      26,208      16,537      25,597
                                              =======     =======      ======      ======

               SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        December 31, 1998 - Unaudited
                               (In thousands)

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


                                    Three Months Ended     Nine Months Ended
                                       December 31,           December 31,

                                      1997       1998        1997       1998
                                      ----       ----        ----       ----
Net loss                           $(1,885)   $(1,033)    $(7,693)   $(3,848)
Other comprehensive gain                89          6          56         33
                                   -------    -------     -------    -------
  Total comprehensive loss         $(1,796)   $(1,027)    $(7,637)   $(3,815)
                                   =======    =======     =======    =======

Note 4:  Statement of Cash Flows Information

                                                           Nine Months Ended
                                                              December 31,
                                                         1997             1998
                                                         ----             ----
Supplemental Cash Flow Information:
Cash paid during the period for:
     Interest                                          $  25             $  32
     Income Taxes                                         --                --

Note 5:  Balance Sheet Components
                                                       March 31,       December 31,
                                                         1998             1998
                                                         ----             ----
Other Assets:
Software development costs                             $ 2,098         $  799
Software licenses                                        3,134            982
                                                       -------         ------
                                                         5,232          1,781
Less accumulated amortization                           (3,898)          (823)
                                                       -------         ------
                                                         1,334            958
Prepaid royalties, net                                      67             --
Goodwill                                                   245            208
Other                                                      285            213
                                                       -------         ------
                                                       $ 1,931         $1,379
                                                       =======         ======

Accrued Expenses:
Payroll and related costs                              $   477         $  384
Taxes payable                                              147            145
Accrued professional fees                                  229            155
Other                                                      115             51
                                                       -------         ------
                                                       $   968         $  735
                                                       =======         ======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1998 - Unaudited
                                (In thousands)

Note 6:  Bank Lines of Credit


     The Company had a $298 equipment line with its bank. As of December 31, 1998, $137 remains to be repaid on that line. The line bears interest at prime plus two percent, 9.75% at December 31, 1998. The line is collateralized by substantially all of the assets of the Company. The terms of the credit agreement require minimum amounts of net worth, maximum ratios of indebtedness to net worth and minimum quarterly after tax profits. The Company is currently not in compliance with certain of these covenants.

     In June 1997, the Company entered into an additional line of credit with its bank. The revolving line of credit had provided for borrowings limited to certain percentages of eligible accounts receivable. As of December 31, 1998, $285 had been borrowed under the line of credit. The revolving line of credit expired by its terms in early June 1998. There can be no assurance that the Company will be able to successfully re-negotiate the terms and timing for repayment, in which event the lender may accelerate the Company's payment obligations and exercise other rights and remedies as a secured creditor under the credit agreements and by law, including, but not limited to, foreclosure on substantially all the Company's assets which were pledged as collateral under the lines of credit. The amounts outstanding under its line of credit and equipment line of credit are classified as current in the December 31, 1998 balance sheet.

     In January 1999, the Company entered into a Forbearance Agreement with the lender. Under this agreement, the lender shall not take any action to enforce its rights and remedies under the above referenced credit agreements until after May 31, 1999, so long as the Company is not in default of the Forbearance Agreement. The Company made a Forbearance Payment of $75 to obtain this Agreement; $60 represented a principal payment on the revolving line of credit, reducing the amount outstanding to $225, and the balance was for interest and administrative costs.

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

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1998 - Unaudited
                                (In thousands)

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

RESULTS OF OPERATIONS

REVENUE

     Revenue for the third quarter of fiscal year 1999, which ended December 31, 1998, was $369, a decrease from $552 in the third quarter a year ago. Revenue for the nine month period ended December 31, 1998 decreased to $1,322 from $2,249 over the nine month period ended December 31, 1997. The decrease in revenue was due primarily to a multi-license order from a leading design services company being recorded during the prior year nine months and a decrease in product and service revenue, primarily resulting from a reduction in capital investment by customers and increased competition. Revenue from services includes the activity of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998. The Company intends to focus increasingly on the services market going forward in order to provide customers with a service-driven integrated circuit design solution. International sales, primarily the Far East, accounted for 20% of total revenue in the third quarter of fiscal 1999 compared to 47% in the third quarter a year ago.

     The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, as in the quarter ended December 31, 1998, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees and service contracts, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

     Cost of products for the third quarter of fiscal year 1999 was $80, compared to $255 in the third quarter of fiscal 1998. Cost of products for the nine months ended December 31, 1998 was $259, compared to $1,785 for the nine months ended December 31, 1997. Cost of sales of products is primarily the amortization of software development costs and amortization of prepaid royalty payments to third parties. Based on the Company's plans for the future, the Company wrote-off $1,036 of unamortized software development costs in the nine months ended December 31, 1997.

     Cost of services for the third quarter of fiscal year 1999 was $196 compared to $151 in the third quarter of fiscal 1998. Cost of services for the nine months ended December 31, 1998 was $542 compared to $412 for the nine months ended December 31, 1997. Cost of services is primarily the cost of providing design services, technical support and technical documentation. Cost of services includes the design services costs of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

     Engineering, research and development expenses for the third quarter of fiscal year 1999 were $469 compared to $934 in the third quarter a year ago. Comparing the third quarter of fiscal 1999 and the third quarter of fiscal 1998, engineering, research and development expenses were 127% and 169% of total revenue, respectively. Engineering, research and development expenses for the nine months ended December 31, 1998 were $1,876 compared to $2,711 for the nine months ended December 31, 1997. Comparing these periods, engineering, research and development expenses were 142% and 121% of total revenue, respectively. The decrease in engineering, research and development expenses is due to cost-cutting measures instituted by management, including a reduction in personnel.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses for the third quarter of fiscal year 1999 decreased to $511 from $728 in the third quarter a year ago. In the third quarter of fiscal 1999 and the third quarter of fiscal 1998, selling and marketing expenses were 138% and 132% of total revenue, respectively. Selling and marketing expenses for the nine months ended December 31, 1998 decreased to $1,685 from $3,001 for the nine months ended December 31, 1997. Comparing the nine month periods, selling and marketing expenses were 127% and 133% of total revenue, respectively. The decrease in actual dollars is due to the effects of the Company's cost-cutting measures, including a reduction in salaries and occupancy costs. Costs for the third quarter of fiscal 1999 include approximately $100 for one-time costs associated with the closing of a sales office in Japan.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased to $158 for the third quarter of fiscal year 1999 from $253 in the third quarter a year ago. In the third quarter of fiscal 1999 and the third quarter of fiscal 1998, general and administrative expenses were 43% and 46% of total revenue, respectively. The decrease for the third quarter of fiscal 1999 is due to a decrease in professional fees and cost-cutting measures instituted by management. General and administrative expenses for the nine months ended December 31, 1998 decreased to $801 from $833 for the nine months ended December 31, 1997. Comparing the nine month periods, general and administrative expenses were 60% and 37% of total revenue, respectively. The nine month amounts include the activity of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998.

IMPAIRMENT LOSS ON PREPAID ROYALTY

     In June 1996, the Company entered into an agreement whereby the Company was granted the exclusive marketing rights to Bell Labs' CLOVER line of deep submicron verification products worldwide, with the exception of Japan and Taiwan. Pursuant to the four year agreement, the Company had made prepaid royalty payments of $1,750. Despite active marketing efforts, the product had limited success due to product issues and to strong competitive factors. Accordingly, the Company ceased sales of the product line in July 1997. Provision was made in the December 31, 1997 financial statements to expense the full amount of unamortized prepaid royalty of $1,217, the future value of which was considered impaired.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary unused sources of funds at December 31, 1998 consisted of cash and cash equivalents of $586. As of December 31, 1998, the Company's cash and cash equivalents were not sufficient to discharge the Company's current liabilities. On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. In addition, the Company is currently not in compliance with certain financial covenants in the line of credit and in its equipment line with the same lender. There can be no assurance that the Company will be able to obtain a waiver for its noncompliance with such covenants. If the Company is in default under such lines of credit and if such defaults are not waived, the lender may accelerate the Company's payment obligations and exercise other rights and remedies as a secured creditor under the credit agreements and by law, including, but not limited to, foreclosure on substantially all the Company's assets which were pledged as collateral under the lines of credit.
The exercise of rights and remedies under the lines of credit could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy. In January 1999, the Company entered into a Forbearance Agreement with the lender. Under this agreement, the lender shall not take any action to enforce its rights and remedies under the above referenced credit agreements until after May 31, 1999, so long as the Company is not in default of the Forbearance Agreement.

  The Company believes that its cash and cash generated from operations will not be sufficient to finance its operations much beyond the remainder of fiscal 1999. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. However, the Company's Common Stock was recently delisted from trading on the Nasdaq National Market and now trades in the over-the-counter market. The Company's ability to obtain additional financing through the issuance of its Common Stock or securities convertible into its Common Stock could be adversely affected. See "Delisting From Nasdaq; Disclosure Relating to Low-Priced Stock." The Company may issue a series of Preferred Stock with rights, preferences, or privileges senior to those of the Company's Common Stock. The Company has no commitments or arrangement to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The Company is currently negotiating with its creditors for the terms and timing for repayment of amounts due such creditors. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy. Discussions of a potential merger with another company continue. However, based on progress to date and issues that need to be addressed, it is not likely that a definitive agreement will be reached in the foreseeable future.

     Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. To date in fiscal 1999, the Company has received net cash of $2,095 from the private placement of equity securities and the exercise of warrants and options to purchase Common Stock ("financing activities"). During the nine months ended December 31, 1998, cash and cash equivalents decreased $1,340 from $1,926 to $586. This decrease resulted from cash provided by the financing activities of $1,781 less cash used by operations of $3,120 and $33 of cash used for investing activities.

     The Company incurred a loss for the first nine months of fiscal 1999 and expects operating losses to continue, at least in the near term. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products and services, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow at least through mid 1999 and potentially thereafter.

OTHER FACTORS AFFECTING FUTURE RESULTS

Need for Additional Funds; No Assurance of Available Financing. The Company's primary unused sources of funds at December 31, 1998 consisted of cash and cash equivalents of $586. As of December 31, 1998, the Company's cash and cash equivalents were not sufficient to discharge the Company's current liabilities. On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. In addition, the Company is currently not in compliance with certain financial covenants in the line of credit and in its equipment line with the same lender. There can be no assurance that the Company will be able to obtain a waiver for its noncompliance with such covenants. If the Company is in default under such lines of credit and if such defaults are not waived, the lender may accelerate the Company's payment obligations and exercise other rights and remedies as a secured creditor under the credit agreements and by law, including, but not limited to, foreclosure on substantially all the Company's assets which were pledged as collateral under the lines of credit. The exercise of rights and remedies under the lines of credit could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy. In January 1999, the Company entered into a Forbearance Agreement with the lender. Under this agreement, the lender shall not take any action to enforce its rights and remedies under the above referenced credit agreements until after May 31, 1999, so long as the Company is not in default of the Forbearance Agreement.

     The Company believes that its cash and cash generated from operations will not be sufficient to finance its operations much beyond the remainder of fiscal 1999. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. However, the Company's Common Stock was recently delisted from trading on the Nasdaq National Market and now trades in the over-the-counter market. The Company's ability to obtain additional financing through the issuance of its Common Stock or securities convertible into its Common Stock could be adversely affected. See "Delisting From Nasdaq; Disclosure Relating to Low-Priced Stock." The Company may issue a series of Preferred Stock with rights, preferences, or privileges senior to those of the Company's Common Stock. The Company has no commitments or arrangement to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The Company is currently negotiating with its creditors for the terms and timing for repayment of amounts due such creditors. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy. Discussions of a potential merger with another company continue. However, based on progress to date and issues that need to be addressed, it is not likely that a definitive agreement will be reached in the foreseeable future.

Recent and Expected Losses; Accumulated Deficit. The Company incurred a net loss of $1,033 for the quarter ended December 31, 1998 and had an accumulated deficit of $43,194 as of December 31, 1998. The Company expects to incur losses for the remainder of its current fiscal year. There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

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

Delisting From Nasdaq; Disclosure Relating to Low-Priced Stock. Effective November 16, 1998, the Company's common stock was delisted from The Nasdaq Stock Market ("Nasdaq") for failure to satisfy the requirements for continued listing on Nasdaq. The Company's common stock immediately began trading on the OTC Bulletin Board. An investor may find it more difficult to dispose of the Company's common stock. With the trading price of the common stock less than $5.00 per share, trading in the common stock will also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burden imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and limit the ability of the Company's stockholders to sell the common stock in the secondary market. In addition, the Company's ability to obtain additional financing through the issuance of common stock or securities convertible into common stock could be adversely affected.

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

International Sales. International sales, primarily in Japan and Taiwan, accounted for approximately 43%, 25%, 32% and 41% of the Company's total revenue in fiscal 1996, 1997, 1998 and the first nine months of 1999, respectively. Revenues from international sales have declined as a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia as a result of the current financial crisis in that region, and increased competition in the EDA software market. The Company expects that international sales will continue to account for a significant portion of its revenue. This revenue involves a number of inherent risks, including economic downturn in the electronics industry in Asia, traditionally slower adoption of the Company's products internationally, general strikes or other disruptions in working conditions, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. In order to reduce the risk of loss between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible. Effective December 1998, the Company discontinued operating its Tokyo sales office and will, in the future, use distributors to service the Japanese market.

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

Concentration of Stock Ownership. The present directors, executive officers and 5% shareholders of the Company and their affiliates beneficially own approximately 70.9% of the outstanding common stock. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings:  Not Applicable

Item 2.    Changes in Securities and Use of Proceeds:  Not Applicable

Item 3.    Defaults Upon Senior Securities:

           On June 8, 1998, the Company's $2,000,000 line of credit with its bank expired and the $285,000 outstanding under the line of credit became due and payable. In addition, the Company is currently not in compliance with certain financial covenants in the line of credit and in its equipment line with a current unpaid balance of $137,000 with the same lender. There can be no assurance that the Company will be able to obtain a waiver for its noncompliance with such covenants. If the Company is in default under such lines of credit and if such defaults are not waived, the lender may accelerate the Company's payment obligations and exercise other rights and remedies as a secured creditor under the credit agreements and by law, including, but not limited to, foreclosure on substantially all the Company's assets which were pledged as collateral under the lines of credit. The exercise of rights and remedies under the lines of credit could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy. In January 1999, the Company entered into a Forbearance Agreement with the lender. Under this agreement, the lender shall not take any action to enforce its rights and remedies under the above referenced credit agreements until after May 31, 1999, so long as the Company is not in default of the Forbearance Agreement.

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

3.02 Registrant's amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.02 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.03 Registrant's bylaws, as amended to date (incorporated by reference to Exhibit 4.01 of the 1984 Registration Statement).

3.05 Amendment to Bylaws dated November 12, 1996 (incorporated by reference to Exhibit 3.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

27.00   Financial Data Schedule


                           (B)  Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SILICON VALLEY RESEARCH, INC.



Date:  February 16, 1999               /s/ James O. Benouis
       -----------------               -----------------------------
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