Form 10-K405
period 1999-03-31
SILICON VALLEY RESEARCH INC
filed 1999-07-14
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
-----
         Exchange Act of 1934
         For the fiscal year ended March 31, 1999

         Transition report under Section 13 or 15(d) of the Securities Exchange
 -----
         Act of 1934
         For the transition period from ________________ to ________________

Commission File No. 0-13836

                         SILICON VALLEY RESEARCH, INC.
            (Exact name of registrant as specified in its charter)

California                                   94-2743735
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               Number)

6360 San Ignacio Avenue
San Jose, CA                                 95119-1231
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including
area code:                                   (408) 361-0333

Securities registered under Section 12(b)
of the Act:                                  None

Securities registered under Section 12(g)    Common Stock, no par value
of the Act:                                  (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  YES    X      NO___
              -------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of bid and asked prices of the Registrant's common stock on June 11, 1999 in the over-the-counter market, was approximately $1,650,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 11, 1999, Registrant had 26,218,220 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant's 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K.

          The exhibit index appears on sequentially numbered page 42

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

Item 1.   Description of Business

General

Silicon Valley Research, Inc. ("the Company" or "SVR"), incorporated in 1979, offers a broad line of integrated placement, routing and floorplanning physical layout software products and design project support services which enable electronics manufacturers to achieve improved performance and smaller die size in their integrated circuit ("IC") designs. The Company's products incorporate proprietary line probe technology to create denser circuit designs and hence minimize die size, enabling a high performance and cost efficient IC design. Further, these products perform at high speed, allowing designers rapid turnaround time for their physical layout tasks, and are highly efficient, requiring less workstation memory to complete the design. The Company has closely linked its IC design floorplanning capabilities to its physical layout tools through common placement and routing algorithms. This enables designers to make placement predictions that closely match the actual placement during the physical layout. Through its acquisition of Quality I.C. Corporation on March 31, 1998, the Company has gained front-end technology which improves the flow of data into SVR's product tools and improves the resulting performance. In addition, the Company provides design project support services encompassing nearly all aspects of the physical IC design process, including cell-based APR, FPGA to Gate Array conversion, custom analog and digital layout and chip assembly capability, and CAD/EDA tool application methodology consulting services. The Company's end-user customers include N.E.C., Hyundai, Motorola, OKI Semiconductor, Samsung Electronics, Sony, Micron and Yamaha.

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

SVR Products

The Company offers a line of products for IC physical design. All of SVR's products run on Unix workstations from Sun Microsystems, Inc. and Hewlett Packard Company and support industry standards such as Motif, X-Windows, GDSII Stream format and EDIF. In addition, the Company has ported two of its products to operate on the Linux operating system. SVR offers interfaces to Mentor Graphics Falcon Framework and Synopsys, Inc.'s synthesis tools. The Company's products have a similar technology foundation and are modular in nature. Each of the products offered by the Company are sold in a range of configurations based on the size and complexity of the design to be developed with the SVR product. In addition, the Company offers a set of design project support services encompassing the IC development process including complete IC design engineering services, VLSI mask design and chip assembly capability, and CAD/EDA tool application methodology consulting services. The following summarizes SVR's product families:

SVR DCP: SVR Design Cockpit Platform is a next-generation framework for tool integration. SVR DCP combines an extensible database with a modular plug-in architecture to provide a generic engine for VLSI design automation. Database viewers, file format support, and complete interfaces to external tools such as QICPlace and QICRoute are specified as plug-ins. SVR DCP is controlled through an elegant graphical user interface which gives it advanced editing capabilities suitable for floorplanning, full-custom layout, placement modification, and route editing. Customers may use SVR DCP's standard scripting language, Perl, to modify and customize the tool to the needs of their design flow.

SVR QICPlace: SVR QICPlace is a stand-alone placement engine based on the powerful placement subsystem of SVR GARDS. It uses its timing-driven MinCut algorithm to produce high-density results. SVR QICPlace provides design flexibility by transparently supporting non-rectangular placement areas and cells. For designs with sensitive timing budgets, SVR QICPlace's accurate clock-tree synthesis minimizes the skew of critical paths. SVR QICPlace plugs seamlessly into SVR DCP for complete interactive control.

SVR QICRoute: SVR QICRoute is SVR's next-generation routing solution, combining the proven speed and efficiency of SVR GARDS routing subsystem with powerful new features for deep submicron design. SVR QICRoute's pin-pair routing gives designers precise control over timing-critical nets. Timing violations can also be automatically eliminated using SVR QICRoute's MeetSkew routing algorithm. Although the line-probe routing algorithm consistently delivers high-quality routing results, SVR QICRoute can optionally be guided by global-routing information. Like SVR QICPlace, SVR QICRoute is tightly integrated with SVR DCP through a sophisticated plug-in interface.

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

IC Design and Consulting Services: The Company provides a set of design project support services focused mainly on the physical design portion of the IC development process including complete physical design engineering services, VLSI mask design and chip assembly capability, and CAD/EDA tool application methodology consulting services. Design capabilities include standard cell library layout and verification, hierarchical chip floorplanning, full custom internal-block layout, standard-cell-block place-and-route implementation and top level place and route chip assembly. As an integrated EDA tool supplier and IC design and layout organization, the Company also provides consulting in the areas of high-level design methodology, EDA tool application and integration, customized environments and need-specific tool enhancements.

Marketing and Sales

The Company's products are marketed principally through its direct sales force in the United States. The Company has domestic sales/support offices in metropolitan areas of California and Texas. Effective December 1998, the Company discontinued operating its Tokyo office and in March 1999, the Company discontinued operating its Taiwan office. In the future, the Company will use distributors to service the Japanese and Taiwanese markets.

International sales were approximately $1,390,000, $874,000 and $744,000 for fiscal 1997, 1998 and 1999, respectively, representing 25%, 32% and 36% of total revenue for the respective periods, of which 24%, 31% and 32% came from the Far East, principally Japan and Taiwan. (See Note 13 of Notes to Consolidated Financial Statements).

The Company markets its products both domestically and internationally to integrated circuit designers and manufacturers, large electronic systems manufacturers, and major aerospace, automotive, and consumer electronics companies. Consolidated revenue consists of the following:

                                       Year Ended March 31,

     Customer                           1997   1998   1999
     --------                           ----   ----   ----
     Hal Computers Systems, Inc.        14%     *      *
     Lucent Technologies, Inc.          19%     *      *
     Motorola, Inc.                     13%    13%    18%
     Aspec Technology                    *     20%     *

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

Product Development

The EDA market is characterized by rapid technological advances in both computer hardware and software. The Company believes that the continued development of new products and enhanced features is critical to its success. Engineering efforts in the past year included significant improvements to the Company's routing technology providing greater completion utilization rates. Addition of advanced routing features include global routing, pin pair routing, and start routing. In fiscal 1997, 1998 and 1999, the Company spent approximately $3,609,000, $3,568,000, and $2,275,000 or as a percentage of revenue 66%, 130%
and 111%, respectively, on engineering, research and development. The 1998 expenditure includes $1,529,000 of unamortized software development costs which were written off based upon changes in the Company's plans. These amounts are net of costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (See Note 1 of Notes to Consolidated Financial Statements).

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

Also, the Company completed the integration and testing of a new high speed automatic placement technology resulting in improved design quality and turnaround time, as well as a smaller design die size, for SVR's SC(TM) family of products. The new placement technology named TeraCell(TM) has been developed by CLK Computer-Aided Design, Inc. SVR has licensed the TeraCell(TM) placement technology, which is being offered as an option to existing SVR installations and began being offered with new product sales starting in June, 1997. CLK Computer-Aided Design was acquired by Mentor Graphics in November 1998. SVR's license to distribute the TeraCell(TM) placement technology expires in April 2000.

Manufacturing

The Company's software production operations consist of configuring the existing software product with the proper customer specifications, recording it on CD-ROM or other recording media, producing user manuals and other documentation, and shipping the product. Software is delivered to customers electronically over the Internet. Package shipments are generally made within 10 days after an order is received. Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined, and, as a result, the Company operates with no significant backlog. The Company is not dependent on seasonal flucuations.

Competition

The EDA software market in which the Company competes is intensely competitive and subject to rapid technological change. The Company currently faces competition from EDA vendors, including Cadence, which currently holds the dominant share of the market for IC physical design software, Avant! and Synopsys. These EDA vendors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company and can devote substantial resources aimed at preventing the Company from enhancing relationships with existing customers or establishing relationships with potential customers. The Company believes that competitive factors in the EDA software market include product performance, price, support of industry standards, ease of use, delivery schedule, product enhancement, and customer technical support and service.

Competition from other EDA companies that choose to enter the IC physical design market could present particularly formidable competition due to their large installed customer base and their ability to offer a complete integrated IC design solution, which SVR does not offer. The Company expects additional competition from other established and emerging companies. In addition, the EDA industry has become increasingly concentrated in recent years as a result of consolidations, acquisitions and strategic alliances. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

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

There has been substantial industry litigation regarding patents and other intellectual property rights involving technology companies. In the future, litigation may be necessary to protect and enforce the Company's intellectual property rights, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and could divert management's attention, which could have a material adverse effect on the Company's business, results of operations or financial condition regardless of the outcome of the litigation. In addition, third parties making claims against the Company with respect to intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block the

Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all.

Employees

As of March 31, 1999, the Company employed 23 full-time workers, including 2 in marketing and sales, 18 in engineering, product development, and IC design services and the remainder engaged in administrative activities. Of the 23 full-time employees, 21 were located in the United States and 2 were employed in Taiwan, who have been subsequently terminated. The Company's success will depend, in large part, on its ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of the Company's employees is represented by a labor union.

The Company's development, management of growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. The Company uses incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees. There can be no assurance, however, that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of the Company's key management or technical personnel also could materially and adversely affect the Company. The Company generally does not have employment agreements with its key management personnel or technical employees.

Item 2.   Properties

The Company's principal administrative, marketing, engineering development and support and I.C. design functions occupy two facilities. One facility occupies approximately 4,400 square feet in an office building in San Jose, California under a five year lease expiring on June 30, 2001. The other occupies approximately 6,800 square feet in an office building in Austin, Texas under a lease expiring June 30, 2001.

Management believes that its facilities will be adequate for the Company's operations.

Item 3.   Legal Proceedings

As with other companies in the Company's industry, the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. Due to the Company's cash shortage and resulting inability to pay its vendors, several of the Company's vendors have initiated collection actions against the Company. As described in Management's Discussion and Analysis-Liquidity and Capital Resources, the Company in early June 1999 closed on approximately $710,000 of its planned $1,000,000 subordinated debt financing. Although no assurance can be given, the Company now believes that it has the cash resources so as to be able to settle these lawsuits without a material adverse affect on its operating losses.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the Company's fourth quarter.

                                    Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company's common stock was traded on the Nasdaq National Market until November 1998 and is currently traded on the OTC Bulletin Board (the "OTCBB") under the symbol SVRI. The following table sets forth, for the fiscal period indicated, the low and high closing sales prices for the common stock as reported by Nasdaq and the OTCBB. The Company had approximately 400 shareholders of record and approximately 2,800 beneficial holders as of March 31, 1999.

Common Stock Prices

Fiscal 1998 Quarter ended    June 30  Sept. 30  Dec. 31  March 31
                             -------  --------  -------  --------
     High                      $1.31     $1.25    $1.06     $0.91
     Low                       $0.93     $0.81    $0.50     $0.53

Fiscal 1999 Quarter ended    June 30  Sept. 30  Dec. 31  March 31
                             -------  --------  -------  --------
     High                      $1.38     $0.66    $0.41     $0.34
     Low                       $0.59     $0.19    $0.16     $0.13

The Company has not declared or paid dividends on its common stock in fiscal 1997, 1998 and 1999. Certain covenants in the Company's loan agreements restrict the payment of dividends. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Selected Financial Data

The following financial data have been derived from the Company's consolidated financial statements.

For the Years Ended March 31,
(in thousands, except per
  share amounts)

                                                1995     1996      1997    1998 (a)     1999
                                              ------  -------  --------   --------   -------
Consolidated Statement of Operations Data:

Revenue                                       $8,251  $10,947  $  5,504   $  2,755   $ 2,046
Operating income (loss)                          420      530   (10,105)   (12,028)   (4,227)
Net Income (loss)                                211      569    (9,885)   (12,038)   (4,241)
Net income (loss) per share (basic)             0.03     0.06     (0.86)     (0.69)    (0.16)
Net income (loss) per share (diluted)           0.03     0.05     (0.86)     (0.69)    (0.16)
Weighted-average common                        7,588    9,169    11,521     17,549    25,748
  shares (basic)
Weighted-average common                        8,257   10,386    11,521     17,549    25,748
  shares and equivalents(diluted)

Consolidated Balance Sheet Data:

Working capital (deficit)                     $    4  $11,848  $    481   $     60   $  (775)
Total assets                                   5,222   17,092     8,477      5,265     2,059
Long term obligations,
  less current portion                           794       38       254         77        24
Shareholders' equity                             982   13,728     5,058      2,564       460

Summary Quarterly Data - Unaudited

                                        Jun.30         Sep.30    Dec.31   Mar.31         Jun.30    Sep.30    Dec.31   Mar.31
Quarter Ended                           1997 (a)        1997      1997    1998 (a)        1998      1998      1998     1999
                                        --------      -------   -------   --------      -------   -------   -------   ------
(in thousands, except per share amounts)
Revenue                                 $   713       $   984   $   552   $       506   $   593   $   360   $   369   $  724
Gross profit (loss)                        (711)          617       146           (75)      294       134        93      410
Operating loss                           (4,197)       (1,744)   (1,769)       (4,318)   (1,422)   (1,374)   (1,045)    (386)
Net loss                                $(3,994)      $(1,814)  $(1,885)  $    (4,345)  $(1,563)  $(1,252)  $(1,033)  $ (393)
Net loss per basic and diluted share    $ (0.25)      $ (0.11)  $ (0.11)  $     (0.21)  $ (0.06)  $ (0.05)   $(0.04)  $(0.01)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance, including releases of new products and enhancements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 7 and elsewhere in this Annual Report on Form 10-K, as well as other risks and uncertainties described in the Company's other reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates" "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Dollar amounts are in thousands.

Revenue

Total revenue decreased from $2,755 in fiscal 1998 to $2,046 in fiscal 1999. Total revenue was $5,504 in fiscal 1997. Revenue for 1999 includes $726 from the activity of Quality I.C. Corporation ("QIC"), which was acquired by the Company on March 31, 1998. No QIC revenue is included in the Company's 1997 and 1998 revenue. The decrease in revenues in fiscal 1999 resulted primarily from lower license and maintenance revenue. The decrease was primarily due to weakened demand based on a delay in capital investment by semiconductor manufacturers caused, in part, by the current financial crisis in Asia, increased competition and the timing of renewals of maintenance contracts. In addition, 1998 revenue included a one-time multi-license order from a leading design services company. International sales were approximately $1,390, $874 and $744 for fiscal 1997, 1998 and 1999, respectively, representing 25%, 32% and 36% of total revenue for the respective periods. The Company's plans for fiscal 2000 include an aggressive new product plan, including new releases of significant enhancements for each of the Company's primary products. However, there can be no assurance that these new products and enhancements will be released on a timely basis, if at all, or will gain market acceptance. With the acquisition of QIC, the Company has front-end technology which improves the flow of data into SVR product tools and improves the resulting performance. The Company intends to focus increasingly on the services market going forward in order to provide customers with a service-driven integrated circuit design solution. See "Other Factors Affecting Future Results-New Products and Rapid Technological Change; Risk of Product Defects".

In fiscal 1997, 1998 and 1999 maintenance and services revenue was $2,620, $1,802 and $1,401, respectively, including $726 in service revenues in 1999 from the activity of QIC. Services revenue as a percentage of total revenue was 48%, 65% and 68% for fiscal 1997, 1998 and 1999, respectively. The decline in maintenance fees included in services revenue in fiscal 1999 was due to reduced license sales and a reduction in maintenance renewals. License fee revenues declined from $2,884 in 1997 to $953 in 1998 and $645 in 1999.

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

The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. If revenue levels are below expectations, as in fiscal 1999, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the

Company or its competitors, personnel changes, foreign currency exchange rates and economic conditions generally and in the electronics industry specifically.

Cost of revenue

For fiscal 1997, 1998 and 1999, cost of licenses was $1,308, $2,205 and $339, respectively. Cost of licenses as a percentage of licenses revenue was 45%, 231% and 53% for fiscal 1997, 1998 and 1999, respectively. Cost of licenses consists primarily of the amortization of capitalized software development costs and, in prior years, the amortization of prepaid royalty payments to third parties. Based upon the Company's plans for the future, the Company determined that $1,272 of unamortized software development costs were not recoverable and accordingly recognized a negative gross margin on licenses revenue for the year ended March 31, 1998. In addition during that year, license revenue decreased while the Company remained obligated for royalty costs.

For fiscal 1997, 1998 and 1999, cost of maintenance and services was $546, $573 and $776, respectively. Cost of maintenance and services as a percentage of maintenance and services revenue was 21%, 32% and 55% for fiscal 1997, 1998 and 1999, respectively. Cost of maintenance and services includes the cost of providing technical support and technical documentation. In addition, costs of maintenance and services for fiscal 1999 includes the personnel costs related to the design services of QIC, which was acquired by the Company on March 31, 1998.

Engineering, Research and Development Expenses

Engineering, research and development expenses for fiscal 1997, 1998 and 1999 were $3,609, $3,568 and $2,275, respectively. The decrease in engineering, research and development expenses in fiscal 1998 and 1999 was due to cost-cutting measures instituted by management while maintaining an emphasis on new product research and development.

Selling and Marketing Expenses

Selling and marketing expenses for fiscal 1997, 1998 and 1999 were $5,914, $3,677 and $1,974, respectively. The decrease in fiscal 1999 is due to the effects of the Company's cost-cutting measures, including a reduction in salaries and occupancy costs, and lower commissions resulting from reduced revenue during the year ended March 31, 1999.

General and Administrative Expenses

General and administrative expenses for fiscal 1997, 1998 and 1999 were $4,232, $1,063 and $909, respectively. In fiscal 1997, the Company recorded approximately $3,000 of nonrecurring charges associated with severance arrangements, litigation accruals, legal fees and accounting fees. In addition, general and administrative expenses have decreased due to a decrease in professional fees and cost-cutting measures instituted by management. The year ended March 31, 1999 also includes the activity of QIC, which was acquired by the Company on March 31, 1998.

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

Other Income (Expense)

Other income (expense) for fiscal 1997, 1998 and 1999 was $222, $(10) and $(14), respectively. Other income in fiscal 1997, 1998 and 1999 resulted primarily from interest income from investing the proceeds received in the secondary public offering in fiscal 1996 and private placements of equity units in fiscal 1998 and 1999. Other expense includes interest expense and foreign exchange losses.

Provision for Income Taxes

The provision for income taxes for fiscal 1997, 1998 and 1999 was $2, $0 and $0, respectively.

As of March 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $29,400 and $8,100, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $760 and $530, respectively. The net operating loss and credit carryforwards will expire at various dates from 2000 through 2013, if not utilized (see Note 11 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through private and public sales of equity securities and to a lesser extent, cash generated from operations. In fiscal 1997, 1998 and 1999, the Company received cash of $1,204, $6,722 and $2,096, respectively, from public and private placements of common stock and the exercise of warrants and options to purchase common stock.

The Company has incurred operating losses throughout fiscal 1999 and expects such losses to continue at least in the near term until its revenues are adequate to generate margin to cover expenses. At March 31, 1999, the Company had an accumulated deficit of $43,587. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow through fiscal 2000 and potentially thereafter.

The Company's operating activities used cash of $6,731, $5,478 and $3,259 in fiscal 1997, 1998 and 1999, respectively.

Investment activities, primarily comprising capitalized software development costs, acquired fixed assets and purchased software licenses, were $2,589, $1,772 and $(183) for fiscal 1997, 1998 and 1999, respectively.

The Company's primary unused sources of funds at March 31, 1999 consisted of cash and cash equivalents of $247. As of March 31, 1999, the Company's cash and cash equivalents were not sufficient to discharge the Company's current liabilities. On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. $225 of this amount remained outstanding as of May 11, 1999. In addition, $136 outstanding on an equipment line with the same lender also became due and payable. On May 11, 1999, the Company entered into a Settlement Agreement with the lender whereby SVR agreed to issue a cash payment for a portion of the debt and to issue warrants to purchase common stock ("Warrants") for cancellation of the remainder. The Settlement Agreement required that SVR make the cash payment and deliver the Warrants to the lender by June 8, 1999, which the Company did.

On June 7, 1999, the Company received approximately $770 cash proceeds from a subordinated debt/warrant financing. The financing included approximately $710 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. The Company has used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable and intends to use the balance of the proceeds to help fund its operations. The financing remains open until July 15, 1999, with a planned maximum of $1,000 debt and 8,000 warrants. Even if the offering were to be fully subscribed, the Company expects to require additional financing prior to year end. A Company director/officer, an affiliate of a Company director and two Company 10% shareholders participated in the financing. The Company intends to register the shares of common stock underlying the Warrants issued.

The Company believes that its cash and cash generated from operations will not be sufficient to finance its operations through fiscal 2000. Management is exploring financing alternatives to supplement the Company's cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. However, the Company's Common Stock was delisted from trading on the Nasdaq National Market in November 1998 and now trades in the over-the-counter market. The Company's ability to obtain additional financing through the issuance of its Common Stock or securities convertible into its Common Stock could be adversely affected. See "Delisting From Nasdaq; Disclosure Relating to Low-Priced Stock." The Company may issue a series of Preferred Stock with rights, preferences, or privileges senior to those of the Company's Common Stock. The Company has no commitments or arrangement to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy. The Company is currently negotiating with its creditors for the terms and timing for repayment of amounts due such creditors.

Other Factors Affecting Future Results

Recent and Expected Losses; Accumulated Deficit. The Company incurred a net loss of $4,241 for the year ended March 31, 1999 and had an accumulated deficit of $43,587 as of March 31, 1999. The Company expects to incur losses for most of its next fiscal year. There can be no assurance that the Company will not incur significant additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

Need for Future Financing. As described above, under Management Discussion and Analysis-Liquidity and Capital Resources, the Company believes that it will require additional financing to fund its operations during fiscal 2000. This is due to the cash requirements to service the Company's current debt and the Company's continued negative cash flow from operations. There can be no assurance that the Company will be able to raise such financing or that any such financing the Company is able to conduct will be on attractive terms.

Going Concern Assumptions. The Company's independent accountants' report on its consolidated financial statements as of and for the years ended March 31, 1997, 1998 and 1999 contained an explanatory paragraph indicating that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. The Company will require substantial additional funds in the near future, and there can be no assurance that any independent accountant's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations.

New Products and Rapid Technological Change; Risk of Product Defects. The Electronic Design Automation ("EDA") industry is characterized by extremely rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex ICs embodying new technologies will require increasingly sophisticated design tools. The Company's future results of operations will depend, in part, upon its ability to enhance its current products and to develop and introduce new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers. The Company has in the past and may in the future experience delays in new product development and product enhancements.

The Company has announced a new product named DCP (Design Cockpit Platform). There can be no assurance that this new product will gain market acceptance or that the Company will be successful in developing and marketing product enhancements or other new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance.

In addition, all of the Company's current products operate in, and planned future products will operate in, the Unix operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, the Company would be required to port its products to such an operating system, which would be costly and time consuming and could have a material adverse effect on the Company's business, operating results or financial condition. Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner could have a material and adverse effect on the Company's business, operating results and financial condition. In addition, the introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Such deferment of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has in the past discovered software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. Although the Company has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, operating results or financial condition.

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

Possible Volatility of Stock Price. The market price of the Company's Common Stock has been volatile. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and divert management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

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

Lengthy Sales Cycle. The licensing and sales of the Company's software products generally involve a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Because the timing of customer orders is hard to predict, the Company believes that its quarterly operating results are likely to vary significantly in the future. Actual results of the Company could vary materially as a result of a variety of factors, including, without limitation, the high average selling price and long sales cycle for the Company's products, the relatively small number of orders per quarter, dependence on sales to a limited number of large customers, timing of receipt of orders, successful product introduction and acceptance of the Company's products and increased competition.

Dependence Upon Semiconductor and Electronics Industries; General Economic and Market Conditions. The Company is dependent upon the semiconductor and, more generally, the electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Each of these industries is highly cyclical and has periodically experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions during which the number of new IC design projects often decreases. Purchases of new licenses from the Company are largely dependent upon the commencement of new design projects, and factors negatively affecting any of these industries could have a material adverse effect on the Company's business, operating results or financial condition. The Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in either the semiconductor or electronics industry.

International Sales. International sales, primarily in Japan and Taiwan, accounted for approximately 25%, 32% and 36% of the Company's total revenue in fiscal 1997, 1998, and 1999, respectively. Declining revenues from international sales were a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia as a result of the current financial crisis in that region, and increased competition in the EDA software market. The Company expects that international sales will continue to account for a significant portion of its revenue and plans to continue to expand its international sales and distribution channels. This revenue involves a number of inherent risks, including economic downturn in the electronics industry in Asia, traditionally slower adoption of the Company's products internationally, general strikes or other disruptions in working conditions, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. In order to reduce the risk of loss between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible. Effective December 1998, the Company discontinued operating its Tokyo office and in March 1999, the Company discontinued operating its Taiwan office. In the future, the Company will use distributors to service the Japanese and Taiwanese markets. As described below in Dependence on Certain Customers and Resellers, the Company has a limited history with these distributors on which it will be dependent to generate a substantial portion of its revenue.

Dependence on Certain Customers and Resellers. A small number of customers account for a significant percentage of the Company's total revenue. In fiscal 1997, HAL Computer Systems, Inc., a subsidiary of Fujitsu Ltd. ("HAL"), accounted for 14%, Lucent Technologies accounted for 19% and Motorola, Inc. accounted for 13% of the Company's total revenue. In fiscal 1998, Motorola, Inc. accounted for 13% and Aspec Technology accounted for 20% of the Company's total revenue. In fiscal 1999, Motorola, Inc. accounted for 18% of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company currently sells and markets its products overseas through a limited number of distributors. The Company has a limited history of performance by its distributors. In addition, there can be no assurance that the new distributors will be able to successfully distribute and support the Company's products on a timely basis or that such distributors will not reduce their efforts devoted to selling the Company's products or terminate their relationship with the Company as a result of competition with other suppliers' products. The loss of, or changes in, the relationship with, or performance by, one or more of the Company's international distributors could have an adverse effect on the Company's business.

Management Transition. The Company is experiencing a period of management transition that has placed, and may continue to place, a significant strain on its resources, including its personnel. James O. Benouis joined the Company in March 1998 as its President and Chief Operating Officer. On August 4, 1998, Mr. Benouis was appointed Chief Executive Officer of the Company. Effective April 2, 1999, Laurence G. Colegate, Jr. resigned as Chief Financial Officer of the Company. The Company's ability to manage growth successfully will require its management personnel to work together effectively and will require the Company to improve its operational, management and financial systems and controls. If Company management is unable to manage this transition effectively, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected. See "Dependence on Key Personnel."

Dependence on Key Personnel. The Company's success depends to a significant extent upon a number of key technical and management employees, in particular, upon Robert R. Anderson, the Company's Chairman, and James O. Benouis, the Company's President and Chief Executive Officer. The Company does not currently have "key man" life insurance on Mr. Anderson or Mr. Benouis. The loss of services of Mr. Anderson or Mr. Benouis or any of the Company's other key employees could have a material adverse effect on the Company. See "Management Transition." The Company's success will depend in large part on its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires to grow.

Concentration of Stock Ownership. The present directors, executive officers and 5% shareholders of the Company and their affiliates beneficially own approximately 76% of the outstanding common stock as of June 11, 1999. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Depressive Effect of Warrants. The Company has a substantial number of common stock warrants outstanding with an exercise price of $0.125 (5,700) and of $0.37 (2,400). These warrants may have the effect of causing the Company's stock price to be lower than it otherwise would be.

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

Item 8.  Financial Statements and Financial Statement Schedules

Index to Financial Statements and Financial Statement Schedules

Financial Statements:

     Report of Independent Accountants                                              20
     Report of Previous Independent Accountants                                     21
     Report of Management                                                           22
     Consolidated Balance Sheets as of March 31, 1998 and 1999                      23
     Consolidated Statements of Operations for the years ended March 31,
       1997, 1998 and 1999                                                          24
     Consolidated Statements of Changes in Shareholders' Equity for the years
       ended March 31, 1997, 1998 and 1999                                          25
     Consolidated Statements of Cash Flows for the years ended March 31,
       1997, 1998 and 1999                                                          26
     Notes to Consolidated Financial Statements                                  27-39

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts                                40

All other financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of Silicon Valley Research, Inc.

We have audited the accompanying consolidated balance sheet of Silicon Valley Research, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Research, Inc. and subsidiaries as of March 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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



/s/  Moss Adams LLP

San Francisco, California
June 10, 1999

Report of Independent Accountants

To the Board of Directors and Shareholders of Silicon Valley Research, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Silicon Valley Research, Inc. and its subsidiaries at March 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Silicon Valley Research, Inc. and its subsidiaries for any period subsequent to March 31, 1998.

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



PricewaterhouseCoopers LLP


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

The Company engaged Moss Adams LLP as independent accountants to provide an objective, independent audit of our consolidated financial statements.

The Board of Directors oversees the Company's consolidated financial statements through its Audit Committee, which is composed of members of the Board of Directors. The independent accountants have access to the Audit Committee, without management present, to discuss internal accounting controls, auditing, and financial reporting matters.



Robert R. Anderson                      James O. Benouis
Chairman of the Board                   President and
                                        Chief Executive Officer



San Jose, California
June 30, 1999

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (in thousands)

                                                       1998       1999
                                                     --------   --------
Assets

Current Assets
Cash and cash equivalents                            $  1,926   $    247
Accounts receivable, net of allowances of
     $150 in each period                                  484        444
Prepaid expenses and other current assets                 257        109
                                                     --------   --------
                                                        2,667        800

Fixed assets, net                                         667        290
Other assets, net                                       1,931        969
                                                     --------   --------
                                                     $  5,265   $  2,059
                                                     ========   ========

Liabilities and Shareholders' Equity

Current Liabilities
Short-term borrowings                                $    285   $    225
Current portion of long-term debt                         263        137
Notes payable                                             200         50
Accounts payable                                          352        450
Accrued expenses                                          968        478
Deferred revenue                                          539        235
                                                     --------   --------
                                                        2,607      1,575
                                                     --------   --------

Long-term debt, less current portion                       77          -
                                                     --------   --------

Deferred tax liability                                     17         24
                                                     --------   --------

Commitments  and contingencies (Note 7)

Shareholders' Equity
Preferred stock, no par value;
   authorized: 1,000 shares;
   issued and outstanding: none                             -          -
Common stock, no par value;
   authorized: 60,000 shares;
   issued and outstanding: 23,759 shares
   in 1998 and 26,214 shares in 1999                   41,834     43,930
Accumulated deficit                                   (39,346)   (43,587)
Cumulative translation adjustment                          76        117
                                                     --------   --------
                                                        2,564        460
                                                     --------   --------

                                                     $  5,265   $  2,059
                                                     ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         SILICON VALLEY RESEARCH, INC.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                         Years Ended March 31,

                                                       1997       1998      1999
                                                     --------   --------   -------
Revenue
License fees and other                               $  2,884   $    953   $   645
Maintenance and services                                2,620      1,802     1,401
                                                     --------   --------   -------
     Total revenue                                      5,504      2,755     2,046
                                                     --------   --------   -------

Cost of revenue
License fees and other                                  1,308      2,205       339
Maintenance and services                                  546        573       776
                                                     --------   --------   -------
     Total cost of revenue                              1,854      2,778     1,115
                                                     --------   --------   -------

Gross margin                                            3,650        (23)      931
                                                     --------   --------   -------

Operating expenses
Engineering, research and development                   3,609      3,568     2,275
Selling and marketing                                   5,914      3,677     1,974
General and administrative                              4,232      1,063       909
Impairment loss on prepaid royalty                          -      1,217         -
Acquired in-process research and development                -      2,480         -
                                                     --------   --------   -------
     Total operating expenses                          13,755     12,005     5,158
                                                     --------   --------   -------

Operating loss                                        (10,105)   (12,028)   (4,227)
                                                     --------   --------   -------

Other income (expense)
Interest income                                           276        151        54
Interest expense                                          (55)       (44)      (60)
Other, net                                                  1       (117)       (8)
                                                     --------   --------   -------
     Total other income (expense)                         222        (10)      (14)
                                                     --------   --------   -------

Loss before provision for income taxes                 (9,883)   (12,038)   (4,241)

Provision for income taxes                                  2          -         -
                                                     --------   --------   -------

Net loss                                             $ (9,885)  $(12,038)  $(4,241)
                                                     ========   ========   =======

Net loss per basic and diluted share                 $  (0.86)  $  (0.69)  $ (0.16)
                                                     ========   ========   =======

Weighted-average common shares
outstanding (basic and diluted)                        11,521     17,549    25,748
                                                     ========   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         SILICON VALLEY RESEARCH, INC.
                Consolidated Statement of Shareholders' Equity


                                                                                         Accumulated
                                                                                             Other
                                                Common Stock            Accumulated     Comprehensive  Comprehensive
(In thousands)                              Shares        Amount          Deficit          Income         Income         Total
                                            ------        ------          -------          ------         ------         -----
Balances, March 31, 1996                    11,308      $ 31,171        $(17,423)       $  (20)                         $13,728

Foreign currency translation
 adjustment                                     --            --              --            11         $     11              11
Net loss                                        --            --          (9,885)                        (9,885)         (9,885)
                                                                                                       --------
Comprehensive income                            --            --              --            --         $ (9,874)             --
                                                                                                       ========
Common stock issued under
 stock option and stock
 purchase plans                                144           339              --            --                              339
Common stock issued on
 settlement of litigation                      628           800              --            --                              800
Common stock issued on
 exercise of warrants                          147            65              --            --                               65
                                            ------        ------        --------        ------                          -------
Balances, March 31, 1997                    12,227      $ 32,375        $(27,308)       $   (9)                         $ 5,058

Foreign currency translation
 adjustment                                     --            --                --           85           $     85           85
Net loss                                        --            --           (12,038)                        (12,038)     (12,038)
                                                                                                          --------
Comprehensive income                            --            --                --           --           $ 11,953           --
                                                                                                          ========
Common stock issued under
 stock option and stock
 purchase plans                                 53            38                --           --                              38
Proceeds from issuance
 of common stock                             8,329         6,684                --           --                           6,684
Common stock issued in conjunction
 with the acquisition of
 Quality I. C. Corporation                   3,150         2,737                --           --                           2,737
                                            ------        ------        --------        ------                          -------
Balances, March 31, 1998                    23,759      $ 41,834          $(39,346)      $   76                         $ 2,564

Foreign currency translation
 adjustment                                     --            --                --           41           $     41           41
Net loss                                        --            --            (4,241)          --             (4,241)      (4,241)
                                                                                                          --------
Comprehensive income                            --            --                --           --           $ (4,200)          --
                                                                                                          ========
Common stock issued under
 stock option and stock
 purchase plans                                 77            51                --           --                              51
Proceeds from issuance
 of common stock                             2,378         2,045                --           --                           2,045
                                            ------      --------          --------       ------                         -------
Balances, March 31, 1999                    26,214      $ 43,930          $(43,587)      $  117                         $   460
                                            ======      ========          ========       ======                         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         SILICON VALLEY RESEARCH, INC.
                     Consolidated Statement of Cash Flows
                                (in thousands)

                                                               Years Ended March 31,

                                                              1997        1998       1999
                                                            -------     --------    -------
Cash Flows from Operating Activities:

Net loss                                                    $(9,885)    $(12,038)   $(4,241)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Provision for impairment of prepaid marketing royalty          -        1,217          -
   Acquired in-process research and development                   -        2,480          -
   Provision for impairment of software                           -            -        153
   Loss on sale of assets                                         -            -         38
   Depreciation and amortization:
     Fixed assets                                               517          350        280
     Software licenses and development costs                  1,020        2,508        840
   Changes in assets and liabilities, net of
    effects of QIC acquisition in 1998:
     Accounts receivable                                      3,364          670         40
     Prepaid expenses and other current assets                 (173)         225        148
     Accounts payable                                           201         (154)        98
     Accrued expenses                                           141         (618)      (490)
     Deferred maintenance revenue                              (442)        (479)      (304)
     Other, net                                              (1,474)         361        179
                                                            -------     --------    -------
Net cash used in operating activities                        (6,731)      (5,478)    (3,259)
                                                            -------     --------    -------

Cash Flows from Investing Activities:

Acquisition of fixed assets                                    (653)         (55)       (52)
Proceeds on sale of fixed assets                                  -            -         31
Capitalization of software development costs and
  purchase of software licenses                              (1,936)      (1,717)      (162)
                                                            -------     --------    -------
Net cash used in investing activities                        (2,589)      (1,772)      (183)
                                                            -------     --------    -------

Cash Flows from Financing Activities:

Principal payments of long-term debt                           (164)        (158)      (224)
Principal payments on notes payable                               -            -       (150)
Advances on lines of credit                                       -          340          -
Proceeds from issuance of common stock                        1,139        6,722      2,096
Cash received upon issuances of notes and
 common stock relating to QIC acquisition                         -          123          -
Proceeds from issuance of warrants                               65            -          -
                                                            -------     --------    -------
Net cash provided by financing activities                     1,040        7,027      1,722
                                                            -------     --------    -------

Effect of exchange rate changes on cash                         106           85         41
                                                            -------     --------    -------

Net decrease in cash and cash equivalents                    (8,174)        (138)    (1,679)
Cash and cash equivalents at beginning of year               10,238        2,064      1,926
                                                            -------     --------    -------

Cash and cash equivalents at end of year                    $ 2,064     $  1,926    $   247
                                                            =======     ========    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                         SILICON VALLEY RESEARCH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except share price data)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company designs, develops, and markets a series of advanced computer-aided design software products for use by electronic engineers in the design and engineering of integrated circuits and operates in one industry segment. The Company also provides the IC design industry a comprehensive set of design project support services encompassing nearly all aspects of the IC development process, including cell-based APR, FPGA to Gate Array conversion, custom analog and digital layout and chip assembly capability, and CAD/EDA tool application methodology consulting services.

The Company has incurred significant losses for the last three fiscal years from operations. Its line of credit expired on June 8, 1998. The amounts outstanding under its line of credit and equipment line of credit are classified as current in the March 31, 1999 balance sheet. Accordingly, additional financing may be required for the Company to meet its business plan for fiscal 2000 and beyond. The Company has recently introduced updated version of its existing products and has plans to continue developing enhanced software products. There can be no assurance that the Company will not incur additional losses until its recently introduced and existing products generate significant revenue. These events raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Subsequent to year end, the Company received approximately $770 in a debt financing. The financing included three-year notes and the sale of warrants. The Company will use the proceeds from the financing to complete the Settlement Agreement with the bank as described in
Note 6 and to fund its operations. The financing remains open through July 15, 1999 with a maximum amount of debt of $1,000. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Silicon Valley Research, Inc. - KK, Silicon Valley Research, Inc. - Asia Pacific and Quality I.C. Corporation. All significant intercompany accounts and transactions have been eliminated. Minority interest in net assets and income (loss) for the years then ended are not significant. Effective December 1998, the Company discontinued operating its Tokyo office and in March 1999, the Company discontinued operating its Taiwan office. In the future, the Company will use distributors to service the Japanese and Taiwanese markets.

Revenue Recognition

Revenues comprise license fees for the Company's software products (except in Japan where revenues comprise sales of the Company's software products) and fees for services complementing its products, including annual maintenance and support, training and consulting.

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 97-2 and 98-4, Software Revenue Recognition. Revenue from licenses is recorded when a license agreement has been executed, the software has been delivered or shipped and the customer is invoiced. Software maintenance revenue, including maintenance revenue bundled with the initial product license revenue, is recognized ratably over the contract period. The maintenance revenue bundled with the initial product license revenue is unbundled based on prices for which maintenance is sold separately to customers. Training and consulting revenues are recognized as these services are performed.

                         SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. Significant estimates used in these financial statements relate to realization of capitalized software development costs and software licenses. It is at least reasonably possible that management's estimate of revenue from software licenses could change in the near term, which could have a material adverse effect on the Company's financial condition and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents in the statement of cash flows and balance sheet include cash on hand and investments with original or remaining maturities at the date of purchase of 90 days or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists principally of accounts receivable. The composition of the Company's accounts receivable with respect to the semiconductor industry is characterized by generally short collection terms. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States and Asia. Generally, the Company performs ongoing evaluation of its customer's financial condition and does not require collateral, allowances for potential credit losses are maintained and such losses have been within management's expectations. At March 31, 1999, three customers accounted for 54% of the Company's total receivables. At March 31, 1998, four customers accounted for 88% of the Company's total receivables. At March 31, 1999 and 1998, one Japanese customer accounted for 9% and one accounted for 28%, respectively, of the Company's total receivables.

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

                         SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                 Year ended March 31,
                                                 --------------------
(in thousands)                                   1997       1998      1999
                                              -------   --------   -------
Net loss                                      $(9,885)  $(12,038)  $(4,241)
                                              =======   ========   =======

Weighted-average common shares
  outstanding (basic)                          11,521     17,549    25,748
Weighted-average common stock equivalents:
  Stock options                                     -          -         -
  Warrants                                          -          -         -
                                              -------   --------   -------
Weighted-average common shares
  outstanding (diluted)                        11,521     17,549    25,748
                                              =======   ========   =======

Options to purchase 2,006 shares of common stock at prices ranging from $0.56 to $6.50 and options to purchase 1,399 shares of common stock at prices ranging from $0.50 to $6.50 per share were outstanding at March 31, 1998 and 1999, respectively, but were not included in the computation of diluted EPS because inclusion of such options would have been antidilutive.

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

The net effect of the translation of the accounts of the Company's subsidiaries has been included in shareholders' equity as accumulated other comprehensive income. Gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in results of operations as incurred.

Foreign Exchange Contracts

Sales orders received by foreign sales subsidiaries are primarily denominated in currencies other than the U.S. dollar. Intercompany payments for Company products are made in U.S. dollars. In order to reduce the risk of loss due to changes in exchange rates between the time the Company's products are purchased by subsidiaries and the time payment is made, the subsidiaries enter into foreign exchange contracts when economically feasible. Gains and losses resulting from these contracts, which to date have been insignificant, are recorded in general and administrative expense as the Company does not have any firm commitments to third parties related to the Company's intercompany foreign currency

                         SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

transactions. The foreign exchange contracts, which generally have maturities that do not exceed six months, are contracts for delayed delivery of securities at a purchase date and at a specified price. Risks arise equal to the notional amount of the contracts from the possible inability of counter parties to meet the terms of these contracts and from movements in currency values. The other parties to these contracts consist of a limited number of major financial institutions. The Company does not expect any significant losses as a result of default by other parties. The cash requirements under these foreign exchange contracts are not significant. There were no outstanding exchange contracts at March 31, 1999.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in October 1998 issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". Management does not expect these pronouncements to have a material effect on the Company's financial statements.

NOTE 2    FIXED ASSETS



                                                            March 31,
Fixed assets comprise:                                    1998      1999
                                                       -------   -------
Computer equipment                                     $ 2,422   $ 2,124
Office equipment                                           638       390
                                                       -------   -------
                                                         3,060     2,514
Less accumulated depreciation and amortization          (2,393)   (2,224)
                                                       -------   -------
                                                       $   667   $   290
                                                       =======   =======

                         SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

Fixed assets acquired under capital leases included above are as follows:

Computer equipment                     $   484   $   308
Less accumulated amortization             (373)     (306)
                                       -------   -------
                                       $   111   $     2
                                       =======   =======


NOTE 3    OTHER ASSETS


                                             March 31,
Other assets comprise:                   1998     1999
                                       -------   -------
Software development costs             $ 2,098   $   799
Software licenses                        3,134       979
                                       -------   -------
                                         5,232     1,778
Less accumulated  amortization          (3,898)   (1,087)
                                       -------   -------
                                         1,334       691
Prepaid royalties                           67        25
Goodwill                                   245       195
Other                                      285        58
                                       -------   -------
                                       $ 1,931   $   969
                                       =======   =======

Software development costs capitalized during 1997, 1998 and 1999 were $1,045, $971, and $162, respectively, and the related amortization during each of the periods was $593, $1,622 and $268, respectively. During 1999, the Company wrote off approximately $1,460 of fully amortized software development costs and approximately $1,837 of fully amortized purchased software costs. Other consists primarily of deposits on facilities and equipment leases.

NOTE 4    COMPREHENSIVE INCOME (LOSS)

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Other comprehensive earnings in these financial statements include foreign currency translation adjustments. Annual financial statements for prior periods have been reclassified, as required.

NOTE 5    ACCRUED EXPENSES

                                           March 31,
Accrued expenses comprise:                1998   1999
                                         -----  -----
Accrued payroll and
          related costs                  $ 477  $ 228
Taxes payable                              147    106
Accrued professional fees                  229    108
Other                                      115     36
                                         -----  -----
                                         $ 968  $ 478
                                         =====  =====

Other consists of accruals related to expenses incurred in the normal course of business, such as utilities and travel and sales expenses.

                         SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

NOTE 6    BANK BORROWINGS AND LONG-TERM DEBT

                                                                 March 31,
Long-term debt comprise:                                       1998    1999
                                                              ------  ------
Capitalized lease obligations                                 $ 116   $   -
Note payable                                                    224     136
                                                              -----   -----
                                                                340     136
Less current portion                                           (263)   (136)
                                                              -----   -----
                                                              $  77   $   -
                                                              =====   =====

On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. $225 of this amount remained outstanding as of May 11, 1999. In addition, $136 outstanding on an equipment line with the same lender also became due and payable. The amounts outstanding under its line of credit and equipment line of credit are classified as current in the March 31, 1999 and 1998 balance sheets. On May 11, 1999, the Company entered into a Settlement Agreement with the lender whereby SVR agreed to issue a cash payment for a portion of the debt and to issue warrants to purchase common stock ("Warrants") for cancellation of the remainder. The Settlement Agreement required that SVR make the cash payment and deliver the Warrants to the lender by June 8, 1999, which the Company did.

On June 7, 1999, the Company received approximately $770 cash proceeds from a subordinated debt/warrant financing. The financing included approximately $710 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. The Company has used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable and intends to use the balance of the proceeds to help fund its operations. The financing remains open until July 15, 1999, with a planned maximum of $1,000 debt and 8,000 warrants. Even if the offering were to be fully subscribed, the Company expects to require additional financing prior to year end. A Company director/officer, an affiliate of a Company director and two Company 10% shareholders participated in the financing. The Company intends to register the shares of common stock underlying the Warrants issued.

NOTE 7    COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters and IC design offices in the United States under operating leases expiring June 30, 2001. Non-cancelable rental payments over the term of leases exceeding one year are as follows:

              1999                                $184
              2000                                 164
              2001                                  35
              2002                                   -
              2003                                   -
                                                  ----
                                                  $383
                                                  ====

The Company is generally responsible for its pro rata share of taxes, maintenance and insurance on the facilities. Rental expense aggregated $935, $767 and $720 in 1997, 1998 and 1999, respectively.

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

                         SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

The Plan permits Company contributions determined annually by the Board of Directors. Contributions authorized, if any, will not exceed amounts allowed by Internal Revenue Code Section 404. Allocation of employer contributions to participant's accounts is determined by the Board of Directors at the time of contribution. The Company contributed $25, $19 and $4 to the Plan during fiscal 1997, 1998 and 1999, respectively. Administrative costs paid by the Company were insignificant during fiscal 1997, 1998 and 1999.

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

On June 8, 1998, the Company completed a private placement of units comprising 2,378 shares of common stock and warrants to purchase an additional 2,378 shares of common stock at $0.37 per share, with proceeds to the Company of approximately $2,045. A registration statement will be filed by the Company to register the shares and the shares subject to warrants by July 31, 1999. One former director and one officer/director participated in the private placement.

Stock Options

At March 31, 1999, the Company has reserved 5,506 shares of common stock for issuance under its Employee Stock Option Plan and Directors' Stock Option Plan. Options are granted under the Employee Stock Option Plan by the Board of Directors at an exercise price equal to the fair market value as determined by the closing trading price on the grant date. Generally, 20% of the shares pursuant to the options vests one year from the date of grant with the remaining shares vesting in equal monthly installments over the next four years.

Under the Directors' Stock Option Plan, options are granted automatically on the effective date of the Plan to existing Board of Director members or upon initial election or appointment of a member of the Board of Directors for 45 shares of the Company's common stock, and thereafter annually for 9 shares of the Company's common stock at an exercise price equal to the fair market value as determined by the closing trading price on the grant date. Generally, 25% of the shares pursuant to the options vests one year from the date of grant with the remaining shares vesting in equal monthly installments over the next three years.

                         SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

On July 17, 1997, the Compensation Committee of the Board of Directors repriced all options with exercise prices in excess of $0.875 to have an exercise price of the fair market value of the Company's common stock on that date, which was $0.875, with continuation of the existing vesting schedule. Options for the purchase of a total of 1,563 shares were repriced.

At March 31, 1999, options to purchase 422 shares of common stock were vested, and 4,132 shares of common stock were available for future grant.

The following table summarizes stock option activity under the Company's Plans:

                                                       For the year ended                    For the year ended
                                                          March 31, 1998                       March 31, 1999
                                                          --------------                       --------------

                                                                    Weighted-Average                      Weighted-Average
                                                    Shares            Exercise Price      Shares           Exercise Price
                                                    ------            --------------      ------           --------------
Outstanding at beginning of year                     1,686               $  1.99            2,006             $   0.83
Granted                                              1,268                  0.71              868                 0.49
Exercised                                                -                     -              (46)                0.88
Forfeited                                             (948)                 1.36           (1,429)                0.73
                                                     -----                                 ------
Outstanding at end of year                           2,006               $  0.83            1,399             $   0.72
                                                     =====                                 ======

Options exercisable at year-end                        441                                    422

The following table summarizes information about stock options outstanding and exercisable at March 31, 1999:


                                             Options Outstanding                                         Options Exercisable
                                       ---------------------------------                         ---------------------------------
                                                            Weighted-
                                         Shares              Average             Weighted-          Shares           Weighted-
Range of                               Outstanding          Remaining             Average         Exercisable         Average
Exercise Prices                        at 3/31/99         Contractual Life      Exercise Price     at 3/31/99      Exercise Price
$ 0.50 - $ 0.50                            390                 8.65              $0.50                   -                 $   -
$ 0.56 - $ 0.56                            375                 8.32               0.56                  76                  0.56
$ 0.59 - $ 0.59                             63                 8.06               0.59                  16                  0.59
$ 0.88 - $ 0.88                            519                 6.72               0.88                 280                  0.88
$ 1.19 - $ 6.50                             52                 6.75               1.99                  50                  1.94
                                         -----                -----              -----              ------                 -----
                                         1,399                 7.75              $0.72                 422                 $0.93
                                         =====                =====              =====              ======                 =====

                         SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

The Company applies the provisions of APB 25 and related interpretations in accounting for compensation expense under the Employee Stock Option Plan, the Directors' Stock Option Plan and the Employee Stock Purchase Plan. Had compensation expense under these plans been determined pursuant to FAS 123, the Company's net income (loss) per share for the years ended March 31, 1997, 1998 and 1999 would have been as follows:

                                                1997       1998      1999
                                             ---------  ---------  --------
Net loss                        As reported  $ (9,885)  $(12,038)  $(4,241)
                                Pro forma    $(11,195)  $(12,876)  $(4,531)

Net loss per share (basic)      As reported  $  (0.86)  $  (0.69)  $ (0.16)
                                Pro forma    $  (0.97)  $  (0.73)  $ (0.18)

Net loss per share (diluted)    As reported  $  (0.86)  $  (0.69)  $ (0.16)
                                Pro forma    $  (0.97)  $  (0.73)  $ (0.18)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 1997, 1998 and 1999, respectively; expected volatility of 86%, 93% and 108%; weighted-average risk-free interest rates of 6.38%, 5.92% and 4.99%, and weighted-average expected lives of 2.98, 3.05 and 3.44. The weighted-average fair value of options granted in 1997, 1998 and 1999 was $1.51, $0.47 and $0.33, respectively.

Warrants

The following warrants to purchase shares of the Company's common stock are outstanding and fully vested at March 31, 1999:


     Expiring During
     the Fiscal                              Number of Common
     Year Ending        Exercise Price       Shares Under Warrants
     -----------        --------------       ---------------------
     3/31/00             $1.25 - $1.50                    368
     3/31/01             $        1.31                  4,517
     3/31/03             $        0.53                  3,812
     3/31/06             $        0.37                  2,378
                                                       ------
                                                       11,075
                                                       ======

During the fiscal year ended March 31, 1999, no warrants were exercised.  See
Note 15, Subsequent Event, relating to the issuance of warrants subsequent to year end.


Employee Stock Purchase Plan

The 1993 Employee Stock Purchase Plan, under which 650 shares of common stock have been reserved for issuance, allows substantially all employees to subscribe to shares of common stock during participation periods set by the Board of Directors at a purchase price which is the lower of 85% of the fair market value at the beginning or the end of each period. There were 68, 53 and 30 shares of common stock issued under the plan in 1997, 1998 and 1999, respectively, leaving a balance of 341 shares available for issuance at March 31, 1999.

                         SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

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

NOTE 11   INCOME TAXES

The provision for income taxes consists of the following:

Years ended March 31,                         1997           1998           1999
                                             ------         ------         ------

Current:
Federal                                      $    -         $    -         $    -
State                                             -              -              -
Deferred                                          -              -              -
Foreign                                           2              -              -
                                             ------         ------         ------
     Total provision                         $    2         $    -         $    -
                                             ======         ======         ======

Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting. The net deferred tax assets at March 31 consists of the following:

                                                               1998           1999
                                                            ----------     ----------
Allowances and accruals not currently deductible            $    462       $    191
Net operating losses and other credits                        10,413         10,787
                                                            --------       --------
     Total deferred tax assets                                10,875         10,978
Less: valuation allowance                                    (10,875)       (10,978)
                                                            --------       --------
     Net deferred tax asset                                 $      -       $      -
                                                            ========       ========

The Company has provided for a valuation allowance when it is more likely than not that some portion or all of the net deferred asset will not be realized. Based upon a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred assets such that a full valuation allowance has been provided.

At March 31, 1999, the Company had available federal and state tax net operating loss carryforwards of approximately $29,400 and $8,100, respectively. The federal and state tax net operating loss carryforwards expire from 2000 to 2013 and 2000 to 2003, respectively. The Company has federal and state research and development credit carryforwards of approximately $760 and $530, respectively, expiring from 2000 through 2013. These credits may be available to offset future taxes.

A reconciliation between the provision for income taxes computed at the statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

Years ended March 31,                                         1997           1998           1999
                                                            --------       --------       --------
Provision (benefit) at U.S. statutory rate                  $(3,361)       $(3,274)       $(1,609)
Tax losses not currently benefited                            3,361          3,274          1,609
Tax effect resulting from foreign activity                        2              -              -
                                                            -------        -------        -------
     Tax provision                                          $     2        $     -        $     -
                                                            =======        =======        =======

                         SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

NOTE 12  SUPPLEMENTAL CASH FLOW INFORMATION

Years ended March 31,                                        1997      1998      1999
                                                            ------    ------    ------
Cash paid during the period for:
Interest                                                    $   27    $   44    $   60
Income taxes                                                $   10    $    -    $    -

Details of Acquisition:
Fair value of assets                                        $    -    $  646    $    -
Liabilities, including notes to sellers of $200                  -       389         -
                                                            ------    ------    ------
Cash paid                                                        -       257         -
Less cash acquired                                               -       123         -
                                                            ------    ------    ------
Net cash paid for acquisition                               $    -    $  134    $    -
                                                            ======    ======    ======

Noncash investing and financing activities:
Computer equipment and software licenses
   purchased by capital lease obligations
    and notes payable                                       $  429    $    -    $    -

NOTE 13   BUSINESS SEGMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by FAS 131 are effective for the Company's consolidated financial statements for the year ending March 31, 1999.

The Company's products are principally distributed and serviced through its own marketing and service organization. Operations are conducted in the United States, Europe, Japan and Taiwan. Effective December 1998, the Company discontinued operating its Tokyo office and in March 1999, the Company discontinued operating its Taiwan office.

The Company has provided segment information based on geographic regions. All segments derive the majority of their revenues from software licenses, with the exception of Quality I.C. Corporation, which generates the majority of its revenues from services. Transactions between segments are accounted for on the same basis as those with outside parties, except that they are eliminated when presented on a consolidated basis.

                        SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

The following table summarizes the United States, European, Japanese and Taiwanese operations of the Company:

                                      United States                                           Adjustments
                                                Quality                                           and
                                      SVR      I.C. Corp     Europe     Japan      Taiwan     Eliminations    Consolidated
                                   --------    ---------     ------    -------    --------    -------------   ------------
Year ended March 31, 1997

Sales to unaffiliated customers    $  4,406    $       -    $    77    $ 1,021    $      -     $        -        $  5,504
Transfer between geographic
 regions                                410            -          -          -           -           (410)              -
                                   --------    ---------    -------    -------    --------     ----------        --------
Total sales                        $  4,816    $       -    $    77    $ 1,021    $      -     $     (410)       $  5,504
                                   ========    =========    =======    =======    ========     ==========        ========

Operating income (loss)            $ (8,195)   $       -    $    77    $(1,135)   $   (852)    $        -        $(10,105)
                                   ========    =========    =======    =======    ========     ==========        ========

Identifiable assets                $  7,087    $       -    $     -    $ 1,262    $    128     $        -        $  8,477
                                   ========    =========    =======    =======    ========     ==========        ========

Year ended March 31, 1998

Sales to unaffiliated customers    $  2,040    $       -    $    26    $   689    $      -     $        -        $  2,755
Transfer between geographic
  regions                               355            -          -          -    $      -           (355)              -
                                   --------    ---------    -------    -------    --------     ----------        --------
Total sales                        $  2,395    $       -    $    26    $   689    $      -     $     (355)       $  2,755
                                   ========    =========    =======    =======    ========     ==========        ========

Operating income (loss)            $(11,165)   $       -    $    26    $  (435)   $   (454)    $        -        $(12,028)
                                   ========    =========    =======    =======    ========     ==========        ========
Identifiable assets                $  4,378    $     301    $     -    $   518    $     68     $        -        $  5,265
                                   ========    =========    =======    =======    ========     ==========        ========

Year ended March 31, 1999

Sales to unaffiliated customers    $    884    $     726    $    86    $   350    $      -     $        -        $  2,046
Transfer between geographic
 regions                                312          463          -          -           -           (775)              -
                                   --------    ---------    -------    -------    --------     ----------        --------
Total sales                        $  1,196    $   1,189    $    86    $   350    $      -     $     (775)       $  2,046
                                   ========    =========    =======    =======    ========     ==========        ========

Operating income (loss)            $ (3,639)   $       8    $    62    $  (451)   $   (207)    $        -        $ (4,227)
                                   ========    =========    =======    =======    ========     ==========        ========

Identifiable assets                $  1,678    $     302    $     -    $    79    $      -     $        -        $  2,059
                                   ========    =========    =======    =======    ========     ==========        ========

Included in total United States revenue are export sales of $292, $155 and $307 for 1997, 1998 and 1999, respectively, principally to the Far East. Total consolidated revenue outside of the United States was $1,390, $874 and $744 in 1997, 1998 and 1999, respectively.

Revenue from two products accounted for 35% and 21% of the Company's consolidated revenue in fiscal 1999. Revenue from three products accounted for 60%, 21% and 17% of the Company's consolidated revenue in fiscal 1998. Revenue from three products accounted for 52%, 20% and 23% of the Company's consolidated revenue in fiscal 1997. A small number of customers account for a significant percentage of the Company's total revenue as follows:

                                 Year ended March 31,
                                 ---------------------

          Customer        1997            1998             1999
          --------        ----            ----             ----
            A              14%              *                *
            B              19%              *                *
            C              13%             13%              18%
            D               *              20%               *

     * less than 10% of consolidated revenue

                         SILICON VALLEY RESEARCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

NOTE 14  ACQUISITION

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

     Net current assets                                   $      43
     Property and equipment                                      83
     Other non-current assets                                   103
     Goodwill                                                   245
     Non-current deferred tax liability                         (17)
     In-process research and development                      2,480
          Total purchase price                            $  $2,937

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

NOTE 15  SUBSEQUENT EVENT

On June 7, 1999, the Company received approximately $770 cash proceeds from a subordinated debt/warrant financing. The financing included approximately $710 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. The Company has used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable and intends to use the balance of the proceeds to help fund its operations. The financing remains open until July 15, 1999, with a planned maximum of $1,000 debt and 8,000 warrants. Even if the offering were to be fully subscribed, the Company expects to require additional financing prior to year end. A Company director/officer, an affiliate of a Company director and two Company 10% shareholders participated in the financing. The Company intends to register the shares of common stock underlying the Warrants issued.

Schedule II - Valuation and Qualifying Accounts
(in thousands)

                                                                 Provision      Write-off of
                                                   Balance at    doubtful       uncollectible    Balance
                                                   beginning     Accounts       Accounts         at end
                                                   of Year       Receivable     Receivable       of Year
                                                   -------       ----------     ---------        -------
Accounts receivable - allowances for
     doubtful accounts

Year ended March 31, 1997                          $    25         $ 1,235        $ 1,110        $  150

Year ended March 31, 1998                          $   150         $     -        $     -        $  150

Year ended March 31, 1999                          $   150         $     -        $     -        $  150

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 14, 1999, PricewaterhouseCoopers LLP resigned as the independent accountants of Silicon Valley Research, Inc. as described in Form 8-K which was filed with the Securities and Exchange Commission on May 21, 1999.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance Section 16(a) of the Exchange Act

The following sets forth certain information regarding the executive officers of the Registrant:

Executive officers serve at the discretion of the Board of Directors of the Registrant.

Robert R. Anderson (age 61) became Chairman of SVR in January 1994 and re-assumed the position of Chief Executive Officer in December 1996 until August 1998. Prior to that, Mr. Anderson was Chief Executive Officer from April 1994 until July 1995 and was Chief Financial Officer from September 1994 to November 1995. Mr. Anderson co-founded KLA Instruments Corporation "KLA," a supplier of equipment for semiconductor companies, in 1975. He served as Vice-Chairman of the Board of KLA from November 1991 to March 1994 and served as Chairman of the Board of KLA from May 1985 to November 1991. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of KLA for nine years. Mr. Anderson currently serves as a director of Applied Science & Technology Inc., a supplier of systems components for the semiconductor industry.

James O. Benouis (age 31) became President and Chief Operating Officer of the Company in March 1998 and was appointed Chief Executive Officer in August 1998. Mr. Benouis came to the Company from Quality I.C. Corporation ("QIC"), an integrated circuit design services company based in Austin, Texas, which was acquired by the Company in March 1998, where he was President from 1995 to 1998. While at QIC, his roles included project leadership for all IC design projects, software enhancements and daily business operation management. He holds a degree in Electrical Engineering from the University of Texas.

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1999 for the information required by Item 10 with respect to the Company's directors and the information required by Item 405 of Regulation S-K.

Item 11.  Executive Compensation

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1999 for the information required by Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, before, July 29, 1999 for the information required by Item 12.

Item 13.  Certain Relationships and Related Transactions

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 1999 for the information required by Item 13.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)  EXHIBITS

(a)(1) The financial statements filed as part of this Report at Item 8 are listed in the Index to Financial Statements and Financial Statement Schedules on page 18 of this Report.

(a)(2) The financial statement schedule filed as part of this Report at Item 8 is listed in the Index to Financial Statements and Financial Statement Schedules on page 18 of this Report.

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

3.02 Registrant's amendment to Amended and Restated Articles of Incorporation filed October 16, 1998 (incorporated by reference to
          Exhibit 3.02 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.03 Registrant's bylaws, as amended to date (incorporated by reference to Exhibit 4.01 of the 1984 Registration Statement).

3.05 Amendment to Bylaws dated November 12, 1996 (incorporated by reference to Exhibit 3.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

4.01 Form of Unit Purchase Agreement dated May 29, 1998 among Silicon Valley Research, Inc. and several investors (incorporated by reference to Exhibit 4.01 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.02 Form of Warrant to Purchase the Company's Common Stock dated May 29, 1998 among Silicon Valley Research, Inc. and several investors (incorporated by reference to Exhibit 4.02 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.01* Registrant's 1990 Directors' Stock Option Plan, as amended to date, (incorporated by reference to Exhibit 10.01 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1998).

10.03* Registrant's 1988 Stock Option Plan, as amended to date, including the stock option grant form and the stock option exercise notice and agreement (incorporated by reference Exhibit 10.03 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1998).

          *Management Contract or Compensatory Plan or Arrangement

21.01     Subsidiaries of the Registrant

23.01     Consent of Moss Adams LLP

23.02     Consent of PricewaterhouseCoopers  LLP

27.00     Financial Data Schedule

          *Management Contract or Compensatory Plan or Arrangement

(B)  REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the fourth quarter of 1999.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SILICON VALLEY RESEARCH, INC.
                                            (Registrant)
                                            Officer

Date:   July 13, 1999                       By: /s/  James O. Benouis
      -----------------                         -------------------------------
                                                James O. Benouis, President
                                                and Chief Executive Officer


                               POWER OF ATTORNEY

Each of the officers and directors of Silicon Valley Research, Inc. whose signature appears below hereby constitutes and appoints Robert R. Anderson and James O. Benouis and each of them, their true and lawful attorneys and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to the annual report on Form 10-K and to perform any acts necessary in order to file such amendments, and each of the undersigned does hereby ratify and confirm all that said attorneys and agents or their or his substitutes, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME/TITLE                                       DATE

/s/ Robert R. Anderson                           July 13, 1999
---------------------------------------------    -------------
Robert R. Anderson, Chairman of the Board

/s/ James O. Benouis                             July 13, 1999
---------------------------------------------    -------------
James O. Benouis, President, Chief Executive
Officer and Director (Principal Executive and
Financial Officer)

/s/ David G. Arscott                             July 13, 1999
---------------------------------------------    -------------
David G. Arscott, Director

/s/ David Knight                                 July 13, 1999
---------------------------------------------    -------------
David Knight, Director