Form 10QSB
period 1999-06-30
SILICON VALLEY RESEARCH INC
filed 1999-08-16
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
----
          Exchange Act of 1934
                For the quarterly period ended June 30, 1999 or
____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________to________


Commission File No. 0-13836


                         SILICON VALLEY RESEARCH, INC.
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)


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

                                (408) 361-0333
--------------------------------------------------------------------------------
                           Issuer's telephone number


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES X                NO___
                        ---

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

            Common Shares Outstanding at June 30, 1999:  26,218,220

Transitional Small Business Disclosure Statement Format (Check One): YES __ NO X
                                                                              --

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                  Pages
                                                                                                  -----
Part I.          FINANCIAL INFORMATION
                 ---------------------

                 Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                    March 31, 1999 and June 30, 1999 (unaudited)                                     3

                 Consolidated Statements of Operations -
                    Three Months Ended June 30, 1998 and 1999 (unaudited)                            4

                 Consolidated Condensed Statements of Cash Flows -
                    Three Months Ended June 30, 1998 and 1999 (unaudited)                            5

                 Notes to Consolidated Financial Statements                                        6-9

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                          10-16

Part II.      OTHER INFORMATION                                                                  17-18
              -----------------

              Item 1   Legal Proceedings
              Item 2   Changes in Securities and Use of Proceeds
              Item 3   Defaults Upon Senior Securities
              Item 4   Submission of Matters to a Vote of Securities Holders
              Item 5   Other Information
              Item 6   Exhibits and Reports on Form 8-K

              Signatures                                                                            19

Exhibit 27.   Financial Data Schedule                                                               20

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

Assets                                        March 31, 1999   June 30, 1999
------                                        --------------   -------------
                                                               (Unaudited)
Current Assets:
 Cash and cash equivalents                       $    247        $    418
 Accounts receivable, net of allowances of
   $150 in each period                                444             206
 Prepaid expenses and other current assets            109              95
                                                 --------        --------
                                                      800             719

Fixed assets, net                                     290             254
Other assets, net                                     969             820
                                                 --------        --------
                                                 $  2,059        $  1,793
                                                 ========        ========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
 Short-term borrowing                            $    225        $      -
 Current portion of long-term debt                    137               -
 Notes payable                                         50              50
 Accounts payable                                     450             345
 Accrued expenses                                     478             492
 Deferred revenue                                     235             146
                                                 --------        --------
                                                    1,575           1,033

Long-term debt, less current portion                    -             712
                                                 --------        --------

Deferred tax liability                                 24              24
                                                 --------        --------

Commitments and Contingencies (Note 8)

Shareholders' Equity:
Preferred stock, no par value:
 Authorized: 1,000 shares
 Issued and outstanding: none                           -               -
Common stock, no par value:
 Authorized: 60,000 shares
 Issued and outstanding:
  26,214 shares at March 31, 1999
  and 26,218 shares at June 30, 1999               43,930          44,118
Accumulated deficit                               (43,587)        (44,225)
Cumulative translation adjustment                     117             131
                                                 --------        --------
                                                      460              24
                                                 --------        --------

                                                 $  2,059        $  1,793
                                                 ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                         Three Months Ended
                                               June 30,
                                            1998     1999
                                          -------   -------
Revenue:
 License fees and other                   $   225   $    58
 Maintenance and services                     368       251
                                          -------   -------
 Total revenue                                593       309
                                          -------   -------

Cost of revenue:
 License fees and other                        70        80
 Maintenance and services                     229       131
                                          -------   -------
 Total cost of revenue                        299       211
                                          -------   -------

Gross margin                                  294        98
                                          -------   -------

Operating expenses:
 Engineering, research and development        636       451
 Selling and marketing                        668       207
 General and administrative                   412       185
                                          -------   -------
 Total operating expenses                   1,716       843
                                          -------   -------

Operating loss                             (1,422)     (745)
                                          -------   -------

Other income (expense):
 Interest income                               13         -
 Interest expense                             (15)        -
 Other, net                                  (139)      107
                                          -------   -------
 Total other income                          (141)      107
                                          -------   -------

Loss before provision for
 income taxes                              (1,563)     (638)

Provision for income taxes                      -         -
                                          -------   -------

Net loss                                  $(1,563)  $  (638)
                                          =======   =======

Net loss per basic and diluted share      $ (0.06)  $ (0.02)
                                          =======   =======

Weighted-average common shares
  outstanding (basic and diluted)          24,371    26,217
                                           ======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)


                                                     Three  Months Ended
                                                           June 30,
                                                         1998     1999
                                                       --------  ------
Cash Flows from Operating Activities:
Net loss                                               $(1,563)  $(638)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization:
   Fixed assets                                             29      44
   Software licenses and development costs                 204     127
  Gain on cancellation of debt                               -     (96)
Changes in assets and liabilities, net:
  Accounts receivable                                      (74)    238
  Prepaid expenses and other current assets                106      14
  Accounts payable                                        (107)   (105)
  Accrued expenses                                         (45)     15
  Deferred maintenance revenue                             (47)    (89)
  Other, net                                                21      21
                                                       -------   -----

Net cash used in operating activities                   (1,476)   (469)
                                                       -------   -----

Cash Flows from Investing Activities:
Acquisition of fixed assets                                (13)     (7)
Capitalization of software development costs and
  purchase of software licenses                           (162)      -
                                                       -------   -----

Net cash used in investing activities                     (175)     (7)
                                                       -------   -----

Cash Flows from Financing Activities:
Proceeds from subordinated debt financing                    -     712
Principal payments of long-term debt                       (52)   (135)
Principal payments on notes payable                        (50)      -
Proceeds from issuance of common stock and warrants      2,088      56
                                                       -------   -----

Net cash provided by financing activities                1,986     633
                                                       -------   -----

Effect of exchange rate changes on cash                    122      14
                                                       -------   -----

Net increase in cash and cash
  equivalents                                              457     171
Cash and cash equivalents at beginning
  of period                                              1,926     247
                                                       -------   -----

Cash and cash equivalents at end
  of period                                            $ 2,383   $ 418
                                                       =======   =====

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1999- Unaudited
                                (In thousands)

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

     The report of Moss Adams LLP on the Company's fiscal 1999 consolidated financial statements dated June 10, 1999 included an explanatory paragraph regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that potential additional financing will be available to meet the Company's business plans in fiscal 2000 and beyond.

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

     The following is a reconciliation of the computation for basic and diluted
EPS:


                                             Three Months Ended
                                                   June 30,
                                                1998      1999
                                              -------   -------

Net loss                                      $(1,563)  $  (638)
                                              =======   =======

Weighted-average common shares
 outstanding (basic)                           24,371    26,217

Weighted-average common stock equivalents:
 Stock options                                     --        --
 Warrants                                          --        --
                                              -------   -------
Weighted-average common shares
 outstanding (diluted)                         24,371    26,217
                                              =======   =======

                                Page of 6 of 20

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           June 30, 1999- Unaudited
                                (In thousands)

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

                                                Three Months Ended
                                                      June 30,
                                                  1998     1999
                                                -------   --------
Net loss                                        $(1,563)   $  (638)
Other comprehensive gain                            122         14
                                                -------   --------
 Total comprehensive loss                       $(1,441)   $  (624)
                                                =======   ========

Note 4:  Statement of Cash Flows Information

                                                          Three Months Ended
                                                                June 30,
                                                            1998      1999
                                                          -------    -------
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                $  15      $     -
  Income Taxes                                                -            -
Non-cash investing and financing activities:
  Warrants for common stock issued for
   cancellation of indebtedness                           $   -      $   131



Note 5:  Balance Sheet Components
                                        March 31,   June 30,
                                          1999        1999
                                        -------     --------
Other Assets:
Software development costs              $   799      $   799
Software licenses                           979          979
                                        -------     --------
                                          1,778        1,778
Less accumulated amortization            (1,087)      (1,214)
                                        -------     --------
                                            691          564
Prepaid royalties, net                       25           25
Goodwill                                    195          183
Other                                        58           48
                                        -------     --------
                                        $   969      $   820
                                        =======     ========

Accrued Expenses:
Payroll and related costs               $   228      $   252
Taxes payable                               106          106
Accrued professional fees                   108           99
Other                                        36           35
                                        -------     --------
                                        $   478      $   492
                                        =======     ========

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           June 30, 1999 - Unaudited
                                (In thousands)

Note 6:  Bank Line of Credit

     On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. $225 of this amount remained outstanding as of May 11, 1999. In addition, $137 outstanding on an equipment line with the same lender also became due and payable. The amounts outstanding under its line of credit and equipment line of credit are classified as current in the March 31, 1999 balance sheets. On May 11, 1999, the Company entered into a Settlement Agreement with the lender whereby SVR agreed to issue a cash payment for a portion of the debt and to issue warrants to purchase common stock ("Warrants") for cancellation of the remainder. The Settlement Agreement required that SVR make the cash payment and deliver the Warrants to the lender by June 8, 1999, which the Company did.

Note 7:  Subordinated Debt Financing

     In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000 of three-year notes and the sale of approximately 8,000 warrants to purchase common stock ("Warrants") at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction is comprised of two closings. The first closing took place on June 7, 1999. The Company received $768 cash proceeds from this closing. This included $712 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The second closing was to have taken place on July 15, 1999. However, the closing has been postponed until on or before September 6, 1999. The funds and associated notes and Warrants associated with the second closing are currently in escrow, pending negotiation of a workout with the Credit Managers' Association to resolve accounts payable issues that is satisfactory to the majority of the investors. Assuming an agreement is reached that is satisfactory to investors, the Company expects to receive approximately $311 cash proceeds from the second closing. The Company has used part of the proceeds from the financings to complete the Settlement Agreement with its lender and to pay other accounts payable and intends to use the balance of the proceeds to help fund its operations. Two Company director/officers, affiliates of a Company director and two Company 10% shareholders participated in the financing. The Company intends to register the shares of common stock underlying the Warrants issued.

Note 8:  Commitments and Contingencies

     As with other companies in the Company's industry, the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. Due to the Company's cash shortage and resulting inability to pay its vendors, several of the Company's vendors have initiated collection actions against the Company. As described in Management's Discussion and Analysis-Liquidity and Capital Resources, the Company in early June 1999 closed on approximately $710 of its planned $1,000 subordinated debt financing. Although no assurance can be given, the Company now believes that it has the cash resources so as to be able to settle these lawsuits without a material adverse affect on its operating losses.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           June 30, 1999- Unaudited
                                (In thousands)

Note 9:  Recent Accounting Pronouncements

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

RESULTS OF OPERATIONS

REVENUE

     Revenue for the first quarter of fiscal year 2000, which ended June 30, 1999, was $309, a decrease from $593 in the first quarter a year ago. The 48% decrease in revenues resulted primarily from lower license and maintenance revenue during the quarter ended June 30, 1999. The decrease was primarily due to a substantial portion of the Company's resources being used for non-revenue generating activities. Technical personnel were used to prepare for the Company's annual trade show. Management and administrative personnel were concentrating on new financing and investment, as well as working out a payment solution with creditors. International sales, primarily Japan and the Far East accounted for 2% of total revenue in the first quarter of fiscal 2000 compared to 39% in the first quarter a year ago.

     The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict. A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues
are subject to significant quarterly fluctuations.   If revenue levels are below
expectations, as in the quarter ended June 30, 1999, operating results may be materially and adversely affected. In the current quarter, the Company's gross margin for licenses was negative. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

COST OF REVENUE

     Cost of license fees and other for the first quarter of fiscal year 2000 was $80, compared to $70 in the first quarter of fiscal 1999. Cost of sales of license fees and other is primarily the amortization of software development costs.

     Cost of maintenance and services for the first quarter of fiscal year 2000 was $131 compared to $229 in the first quarter of fiscal 1999. Cost of maintenance and services is primarily the cost of providing design services, technical support and technical documentation. Cost of maintenance and services includes the design services costs of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

     Engineering, research and development expenses for the first quarter of fiscal year 2000 were $451 compared to $636 in the first quarter a year ago. Comparing the first quarter of fiscal 2000 and the first quarter of fiscal 1999, engineering, research and development expenses were 146% and 107% of total revenue, respectively. The decrease in engineering, research and development expenses is due to cost-cutting measures instituted by management while maintaining an emphasis on new product research and development.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses for the first quarter of fiscal year 2000 decreased to $207 from $668 in the first quarter a year ago. In the first quarter of fiscal 2000 and the first quarter of fiscal 1999, selling and marketing expenses were 67% and 113% of total revenue, respectively. The decrease is due to the effects of the Company's cost-cutting measures including a reduction in salaries, commissions and occupancy costs.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased to $185 for the first quarter of fiscal year 2000 from $412 in the first quarter a year ago. In the first quarter of fiscal 2000 and the first quarter of fiscal 1999, general and administrative expenses were 60% and 70% of total revenue, respectively. The decrease is due to the effects of the Company's cost-cutting measures including a reduction in salaries and professional fees.

OTHER INCOME (EXPENSE)

     Other income for the first quarter of fiscal year 2000 includes $96 gain recognized on the cancellation of indebtedness. See Note 6 to the Consolidated Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. To date in fiscal 2000, the Company has received approximately $768 cash proceeds from a subordinated debt/warrant financing. During the three months ended June 30, 1999, cash and cash equivalents increased $171 from $247 to $418. This increase resulted from cash provided by the financing activities of $633 less cash used by operations of $469 and $7 of cash used for investing activities. During the same period, accounts receivable decreased from $444 to $206 resulting from a decrease in revenue for the quarter.

     The Company incurred a loss in the first quarter of fiscal 2000 and expects operating losses to continue, at least in the near term, until its revenues are adequate to generate margin to cover expenses. At June 30, 1999, the Company had an accumulated deficit of $44,225. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and may continue to experience negative cash flow through fiscal 2000 and potentially thereafter.

     The Company's primary unused sources of funds at June 30, 1999 consisted of cash and cash equivalents of $418. On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. $225 of this amount remained outstanding as of May 11, 1999. In addition, $137 outstanding on an equipment line with the same lender also became due and payable. On May 11, 1999, the Company entered into a Settlement Agreement with the lender whereby SVR agreed to issue a cash payment for a portion of the debt and to issue warrants to purchase common stock ("Warrants") for cancellation of the remainder. The Settlement Agreement required that SVR make the cash payment and deliver the Warrants to the lender by June 8, 1999, which the Company did.

     In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000 of three-year notes and the sale of approximately 8,000 warrants to purchase common stock ("Warrants") at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction is comprised of two closings. The first closing took place on June 7, 1999. The Company received $768 cash proceeds from this closing. This included $712 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant.

The second closing was to have taken place on July 15, 1999. However, the closing has been postponed until on or before September 6, 1999. The funds and associated notes and Warrants associated with the second closing are currently in escrow, pending negotiation of a workout with the Credit Managers' Association to resolve accounts payable issues that is satisfactory to the majority of the investors. Assuming an agreement is reached that is satisfactory to investors, the Company expects to receive approximately $311 cash proceeds from the second closing. The Company has used part of the proceeds from the financings to complete the Settlement Agreement with its lender and to pay other accounts payable and intends to use the balance of the proceeds to help fund its operations. The Company expects to require additional financing prior to year end. Two Company director/officers, affiliates of a Company director and two Company 10% shareholders participated in the financing. The Company intends to register the shares of common stock underlying the Warrants issued.

     As of June 30, 1999, the Company's current assets were less than its current liabilities; however, its cash and cash equivalents were roughly equal to the cash required to fund its current liabilities as a substantial amount of the accrued liabilities and deferred revenue do not require cash to fund them at the present time. Assuming an agreement is reached with the CMA, the Company would receive approximately $311 in cash and a reduction and/or postponement in a portion of its current payables. The Company's operations have required substantial cash to fund them in the past; for example $469 during the fiscal 2000 first quarter; however, management has implemented cost reducing measures and expects revenues to increase during the remainder of fiscal 2000. Assuming the CMA agreement is reached and management is successful with its cost reduction and revenue achievement programs, the Company expects not to require additional financing in order to fund its operations. If the Company is not successful in these regards, then the Company would require additional financing. However, the Company's Common Stock was delisted from trading on the Nasdaq National Market in November 1998 and now trades in the over-the-counter market. The Company's ability to obtain additional financing through the issuance of its Common Stock or securities convertible into its Common Stock could be adversely affected. See "Delisting From Nasdaq; Disclosure Relating to Low-Priced Stock." The Company may issue a series of Preferred Stock with rights, preferences, or privileges senior to those of the Company's Common Stock. The Company has no commitments or arrangement to obtain any additional funding and there can be no assurance that the required financing of the Company will be available on acceptable terms, if at all. The unavailability or timing of any financing could prevent or delay the continued development and marketing of the Company's products and services, could require substantial curtailment of the Company's operations and could result in the Company's bankruptcy. The Company is currently negotiating with its creditors for the terms and timing for repayment of amounts due such creditors.

OTHER FACTORS AFFECTING FUTURE RESULTS

Recent and Expected Losses; Accumulated Deficit. The Company incurred a net loss of $638 for the quarter ended June 30, 1999 and had an accumulated deficit of $44,225 as of June 30, 1999. The Company may incur losses for most of its next fiscal year. There can be no assurance that the Company will not incur significant additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

Need for Future Financing. As described above, under Management Discussion and Analysis-Liquidity and Capital Resources, the Company may require additional financing to fund its operations during fiscal 2000. This is due to the cash requirements to service the Company's current debt and the Company's continued negative cash flow from operations. There can be no assurance that the Company will be able to raise such financing or that any such financing the Company is able to conduct will be on attractive terms.

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

International Sales. International sales, primarily in Japan and Taiwan, accounted for approximately 25%, 32%, 36% and 2% of the Company's total revenue in fiscal 1997, 1998, 1999 and the first three months of 2000, respectively. Declining revenues from international sales were a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia as a result of the current financial crisis in that region, and increased competition in the EDA software market. The Company expects that international sales will continue to account for a significant portion of its revenue and plans to continue to expand its international sales and distribution channels. This revenue involves a number of inherent risks, including economic downturn in the electronics industry in Asia, traditionally slower adoption of the Company's products internationally, general strikes or other disruptions in working conditions, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's results of operations. In addition to the downturn in the Asian market, the Company ceased using employees of subsidiaries to generate revenue and now relies on distributors to service those markets.

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

Concentration of Stock Ownership. The present directors, executive officers and 5% shareholders of the Company and their affiliates beneficially own approximately 76% of the outstanding common stock as of August 11, 1999. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Depressive Effect of Warrants. The Company has a substantial number of common stock warrants outstanding with an exercise price of $0.125 (6,951) and of $0.37 (2,400). These warrants may have the effect of causing the Company's stock price to be lower than it otherwise would be.

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

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings:

          As with other companies in the Company's industry, the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. Due to the Company's cash shortage and resulting inability to pay its vendors, several of the Company's vendors have initiated collection actions against the Company. As described in Management's Discussion and Analysis-Liquidity and Capital Resources, the Company in early June 1999 closed on approximately $712,000 of its planned $1,000,000 subordinated debt financing. Although no assurance can be given, the Company now believes that it has the cash resources so as to be able to settle these lawsuits without a material adverse affect on its operating losses.

Item 2.   Changes in Securities and Use of Proceeds:

          (c) Recent Sales of Unregistered Securities

          In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000 of three-year notes and the sale of approximately 8,000 warrants to purchase common stock ("Warrants") at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction is comprised of two closings. The first closing took place on June 7, 1999. The Company received $768 cash proceeds from this closing. This included $712 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The second closing was to have taken place on July 15, 1999. However, the closing has been postponed until on or before September 6, 1999. The funds and associated notes and Warrants associated with the second closing are currently in escrow, pending negotiation of a workout with the Credit Managers' Association to resolve accounts payable issues that is satisfactory to the majority of the investors. Assuming an agreement is reached that is satisfactory to investors, the Company expects to receive approximately $311 cash proceeds from the second closing. The Company has used part of the proceeds from the financings to complete the Settlement Agreement with its lender and to pay other accounts payable and intends to use the balance of the proceeds to help fund its operations. Two Company director/officers, affiliates of a Company director and two Company 10% shareholders participated in the financing. The Company intends to register the shares of common stock underlying the Warrants issued.

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

27.00     Financial Data Schedule


                           (B)  Reports on Form 8-K:

One Current Report on Form 8-K was dated May 21, 1999 and filed on May 21, 1999. This reported the Company's change in independent accountants.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SILICON VALLEY RESEARCH, INC.



Date: August 16, 1999               /s/ James O. Benouis
      ---------------               --------------------------------
                                    James O. Benouis
                                    President and
                                    Chief Executive Officer
                                    (Chief Financial and Accounting
                                    Officer)