Form 10QSB
period 1999-09-30
SILICON VALLEY RESEARCH INC
filed 1999-11-15
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---  Exchange Act of 1934
             For the quarterly period ended September 30, 1999 or Transition report pursuant to Section 13 or 15(d) of the Securities
  ___  Exchange Act of 1934
             For the transition period from ________to________


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


______________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  X         NO ___
                         ---

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

         Common Shares Outstanding at September 30, 1999: 26,221,220

Transitional Small Business Disclosure Statement Format (Check One) YES___  NO X
                                                                               -

       This report contains 21 pages.  The exhibit index is on page 20.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                               Pages
                                                                                               -----
Part I.      FINANCIAL INFORMATION
             ---------------------

             Item 1.  Financial Statements

               Consolidated Balance Sheets -
                 March 31, 1999 and September 30, 1999 (unaudited)                                 3

               Consolidated Statements of Operations -
                 Three and Six Months Ended September 30, 1998 and 1999 (unaudited)                4

               Consolidated Condensed Statements of Cash Flows -
                 Six Months Ended September 30, 1998 and 1999 (unaudited)                          5

               Notes to Consolidated Financial Statements                                        6-9

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                                               10-18

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  18

Part II.     OTHER INFORMATION                                                                 19-20
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

Exhibit 27.  Financial Data Schedule

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

Assets                                         March 31, 1999   September 30, 1999
------                                         --------------   ------------------
                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                      $        247         $        388
  Accounts receivable, net of allowances of
     $150 at March 31, 1999 and
     $118 at September 30, 1999                           444                  303
  Prepaid expenses and other current assets               109                   90
                                                 ------------         ------------
                                                          800                  781

Fixed assets, net                                         290                  170
Other assets, net                                         969                  682
                                                 ------------         ------------
                                                 $      2,059         $      1,633
                                                 ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
  Short-term borrowing                           $        225         $         --
  Current portion of long-term debt                       137                   --
  Notes payable                                            50                   25
  Accounts payable                                        450                  322
  Accrued expenses                                        478                  534
  Deferred revenue                                        235                   74
                                                 ------------         ------------
                                                        1,575                  955

Long-term debt, less current portion                       --                1,000
                                                 ------------         ------------

Deferred tax liability                                     24                   24
                                                 ------------         ------------

Commitments and Contingencies (Note 8)

Shareholders' Equity:
Preferred stock, no par value:
  Authorized: 1,000 shares
  Issued and outstanding: none                             --                   --
Common stock, no par value:
  Authorized: 60,000 shares
  Issued and outstanding:
   26,214 shares at March 31, 1999
   and 26,221 shares at September 30, 1999             43,930               44,141
Accumulated deficit                                   (43,587)             (44,618)
Cumulative translation adjustment                         117                  131
                                                 ------------         ------------
                                                          460                 (346)
                                                 ------------         ------------

                                                 $      2,059         $      1,633
                                                 ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                               Three Months Ended            Six Months Ended
                                                  September 30,                September 30,
                                              1998           1999           1998           1999
                                           ----------     ----------     ----------     ----------
Revenue:
  License fees and other                   $      157     $       18     $      382     $       76
  Maintenance and services                        203            385            571            636
                                           ----------     ----------     ----------     ----------
  Total revenue                                   360            403            953            712
                                           ----------     ----------     ----------     ----------

Cost of revenue:
  License fees and other                          109             80            179            160
  Maintenance and services                        117            225            346            356
                                           ----------     ----------     ----------     ----------
  Total cost of revenue                           226            305            525            516
                                           ----------     ----------     ----------     ----------

Gross margin                                      134             98            428            196
                                           ----------     ----------     ----------     ----------

Operating expenses:
  Engineering, research and development           771            265          1,407            716
  Selling and marketing                           506             33          1,174            240
  General and administrative                      231            136            643            321
                                           ----------     ----------     ----------     ----------
  Total operating expenses                      1,508            434          3,224          1,277
                                           ----------     ----------     ----------     ----------

Operating loss                                 (1,374)          (336)        (2,796)        (1,081)
                                           ----------     ----------     ----------     ----------

Other income (expense):
  Interest income                                  32             --             45             --
  Interest expense                                (14)           (21)           (29)           (21)
  Other, net                                      104            (36)           (35)            71
                                           ----------     ----------     ----------     ----------
  Total other income                              122            (57)           (19)            50
                                           ----------     ----------     ----------     ----------

Loss before provision for
  income taxes                                 (1,252)          (393)        (2,815)        (1,031)

Provision for income taxes                         --             --             --             --
Net loss                                   $   (1,252)    $     (393)    $   (2,815)    $   (1,031)
                                           ==========     ==========     ==========     ==========

Net loss per basic and diluted share       $    (0.05)    $    (0.01)    $    (0.11)    $    (0.04)
                                           ==========     ==========     ==========     ==========

Weighted-average common shares
  outstanding (basic and diluted)              26,199         26,220         25,290         26,219
                                           ==========     ==========     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                            Six Months Ended
                                                              September 30,
                                                         1998               1999
                                                       -------            -------
Cash Flows from Operating Activities:
Net loss                                               $(2,815)           $(1,031)
Adjustments to reconcile net loss to net
cash used in operating activities:
 Depreciation and amortization:
  Fixed assets                                             154                 76
  Software licenses and development costs                  306                253
 Gain on cancellation of debt                               --                (96)
 Loss on sale of fixed assets                               --                 41
Changes in assets and liabilities, net:
 Accounts receivable                                        74                141
 Prepaid expenses and other current assets                 117                 19
 Accounts payable                                          (98)              (128)
 Accrued expenses                                         (154)                56
 Deferred maintenance revenue                             (145)              (161)
 Other, net                                                 52                 33
                                                       -------            -------

Net cash used in operating activities                   (2,509)              (797)
                                                       -------            -------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                (17)                (7)
Capitalization of software development costs and
 purchase of software licenses                             (23)                --
                                                       -------            -------

Net cash used in investing activities                      (40)                (7)
                                                       -------            -------

Cash Flows from Financing Activities:
Proceeds from sale of fixed assets                          --                 11
Proceeds from subordinated debt financing                   --              1,000
Principal payments of long-term debt                       (97)              (135)
Principal payments on notes payable                       (125)               (25)
Proceeds from issuance of common stock and warrants      2,094                 80
                                                       -------            -------

Net cash provided by financing activities                1,872                931
                                                       -------            -------

Effect of exchange rate changes on cash                     27                 14
                                                       -------            -------

Net increase in cash and
 cash equivalents                                         (650)               141
Cash and cash equivalents at beginning
 of period                                               1,926                247
                                                       -------            -------

Cash and cash equivalents at end
 of period                                             $ 1,276            $   388
                                                       =======            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999 - Unaudited
                                (In thousands)

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

     The following is a reconciliation of the computation for basic and diluted
EPS:

                                                   Three Months Ended              Six Months Ended
                                                      September 30,                  September 30,
                                                 1998            1999           1998           1999
                                                -------        -------         -------        -------
Net loss                                        $(1,252)       $  (393)        $(2,815)       $(1,031)
                                                =======        =======         =======        =======

Weighted-average common shares
  outstanding (basic)                            26,199         26,220          25,290         26,219

Weighted-average common stock equivalents:
  Stock options                                      --             --              --             --
  Warrants                                           --             --              --             --
                                                -------        -------         -------        -------
Weighted-average common shares
  outstanding (diluted)                          26,199         26,220          25,290         26,219
                                                =======        =======         =======        =======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        September 30, 1999 - Unaudited
                                (In thousands)

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

                                                Three Months Ended             Six Months Ended
                                                  September 30,                  September 30,
                                             1998           1999             1998            1999
                                           -------         -------         -------         -------
Net loss                                   $(1,252)        $  (393)        $(2,815)        $(1,031)
Other comprehensive (loss) gain                (95)             --              27              14
                                           -------         -------         -------         -------
 Total comprehensive loss                  $(1,347)        $  (393)        $(2,788)        $(1,017)
                                           =======         =======         =======         =======

Note 4:   Statement of Cash Flows Information

                                                             Six Months Ended
                                                               September 30,
                                                            1998         1999
                                                           ------       ------
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                                 $   29       $   --
  Income Taxes                                                 --           --

Note 5:   Balance Sheet Components

                                                  March 31,      September 30,
                                                    1999             1999
                                                  --------         --------
Other Assets:
Software development costs                        $    799         $    799
Software licenses                                      979              979
                                                  --------         --------
                                                     1,778            1,778
Less accumulated amortization                       (1,087)          (1,340)
                                                  --------         --------
                                                       691              438
Prepaid royalties, net                                  25               --
Goodwill                                               195              171
Other                                                   58               73
                                                  --------         --------
                                                  $    969         $    682
                                                  ========         ========

Accrued Expenses:
Payroll and related costs                         $    228         $    339
Taxes payable                                          106              106
Accrued professional fees                              108               63
Other                                                   36               26
                                                  --------         --------
                                                  $    478         $    534
                                                  ========         ========

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        September 30, 1999 - Unaudited
                                (In thousands)

Note 6:   Bank Lines of Credit

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


Note 7:   Subordinated Debt Financing

     In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000 of three-year notes and the sale of approximately 8,000 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction consists of two closings. The first closing took place on June 7, 1999. The Company received $768 cash proceeds from this closing. This included $711 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The second closing was to have taken place on July 15, 1999. The closing was extended until September 24, 1999 pending negotiation of a workout with the Creditors' Committee through the Credit Managers' Association to resolve accounts payable issues that was satisfactory to the majority of the investors. An agreement was reached and the Company received approximately $312 cash proceeds from the second closing. The Company has used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable and intends to use the balance of the proceeds to help fund its operations. The Company's CEO, the Company's Chairman of the Board, an affiliate of a Company director and two Company 10% shareholders participated in the financing.


Note 8:   Commitments and Contingencies

     As with other companies in industries similar to Silicon Valley Research, Inc., the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. Due to its present cash shortage and resulting inability to pay its vendors, several of its vendors had initiated collection actions against the Company. Through the Credit Managers' Association, the Company has settled with 95% of its creditors. Each of such creditors chose one of the following payment plans:

     1. receive 30% of its unsecured claim in exchange for a complete release of claim of the remaining balance; or

     2. receive 15% of its unsecured claim in exchange for an agreement to stay collection activities for one year with 10% interest earned on the remaining balance.

The Company intends to settle with the remaining 5% of its creditors at a rate of 30% of their unsecured claims.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        September 30, 1999 - Unaudited
                                (In thousands)

Note 9:   Recent Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Statement of Position 98-1 provides guidance for determining whether computer software is internal-use software and on capitalization of the costs associated with internal-use computer software. It also provides guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by Statement of Position 98-1 will be effective for the year ending March 31, 2000 consolidated financial statements.


Note 10:  Year 2000 Issues

     The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit year, as opposed to a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. As the Company's customers and potential customers devote resources to this issue, resources previously allocated to other information systems requirements may be redirected to address Y2K problems and issues. To the extent that the Company's products are not selected as part of customers' overall Y2K solution, redirection of these customer resources could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Y2K Issue creates risk for the Company from unforeseen problems in its internal computer systems and from interaction with third parties. Failure on the Company's part, or on the part of third parties' computer systems could have a material impact on the Company's ability to conduct its business and to process and account for the transfer of funds electronically.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (In thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect the Company's current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 2, elsewhere in this Form 10-QSB and as set forth in the Company's form 10-K on file with the SEC, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

REVENUE

     Revenue for the second quarter of fiscal year 2000, which ended September 30, 1999, was $403, an increase from $360 in the second quarter a year ago. Revenue for the six month period ended September 30, 1999 decreased to $712 from $953 over the six month period ended September 30, 1998. The decrease was primarily due to a decrease in license and maintenance revenue. A substantial portion of the Company's resources were being used for non-revenue generating activities. Management and administrative personnel were concentrating on new financing and investment, as well as working out a payment solution with creditors. During the first quarter of fiscal 2000, technical personnel were used to prepare for the Company's annual trade show. International sales, primarily Japan and the Far East, accounted for 1% of total revenue in the second quarter of fiscal 2000 compared to 64% in the second quarter a year ago.

     A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, as in the quarter ended September 30, 1999, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees and service contracts, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

     The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict.

COST OF REVENUE

     Cost of license fees and other for the second quarter of fiscal year 2000 was $80, compared to $109 in the second quarter of fiscal 1999. Cost of license fees and other for the six months ended September 30, 1999 was $160, compared to $179 for the six months ended September 30, 1998. Cost of sales of license fees and other is primarily the amortization of software development costs.

     Cost of maintenance and services for the second quarter of fiscal year 2000 was $225 compared to $117 in the second quarter of fiscal 1999. Cost of maintenance and services for the six months ended September 30, 1999 was $356 compared to $346 for the six months ended September 30, 1998. Cost of maintenance and services is primarily the cost of providing design services, technical support and technical documentation. Cost of maintenance and services includes the design services costs of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

     Engineering, research and development expenses for the second quarter of fiscal year 2000 were $265 compared to $771 in the second quarter a year ago. Comparing the second quarter of fiscal 2000 and the second quarter of fiscal 1999, engineering, research and development expenses were 66% and 214% of total revenue, respectively. Engineering, research and development expenses for the six months ended September 30, 1999 were $716 compared to $1,407 for the six months ended September 30, 1998. Comparing these periods, engineering, research and development expenses were 101% and 148% of total revenue, respectively. The decrease in engineering, research and development expenses is due to cost-cutting measures instituted by management, including a reduction in personnel, while maintaining an emphasis on new product research and development.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses for the second quarter of fiscal year 2000 decreased to $33 from $506 in the second quarter a year ago. In the second quarter of fiscal 2000 and the second quarter of fiscal 1999, selling and marketing expenses were 8% and 141% of total revenue, respectively. Selling and marketing expenses for the six months ended September 30, 1999 decreased to $240 from $1,174 for the six months ended September 30, 1998. Comparing the six month periods, selling and marketing expenses were 34% and 123% of total revenue, respectively. The decrease is due to the effects of the Company's cost-cutting measures, including a reduction in salaries and occupancy costs.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased to $136 for the second quarter of fiscal year 2000 from $231 in the second quarter a year ago. In the second quarter of fiscal 2000 and the second quarter of fiscal 1999, general and administrative expenses were 34% and 64% of total revenue, respectively.
General and administrative expenses for the six months ended September 30, 1999 decreased to $321 from $643 for the six months ended September 30, 1998. Comparing the six month periods, general and administrative expenses were 45% and 67% of total revenue, respectively. The decrease is due to the effects of the Company's cost-cutting measures, including a reduction in salaries and professional fees.

OTHER INCOME (EXPENSE)

     Other income for the first six months of fiscal year 2000 includes $96 gain recognized on the cancellation of indebtedness. See Note 6 to the Consolidated Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. To date in fiscal 2000, the Company has received approximately $1,000 cash proceeds from a subordinated debt/warrant financing. During the six months ended September 30, 1999, cash and cash equivalents increased $141 from $247 to $388. This increase resulted from cash provided by the financing activities of $931 less cash used by operations of $797 and $7 of cash used for investing activities. During the same period, accounts receivable decreased from $444 to $303 resulting from a decrease in revenue for the six months.

     The Company incurred a loss in the second quarter of fiscal 2000 and expects operating losses to continue, at least in the near term, until its revenues are adequate to generate margin to cover expenses. At September 30, 1999, the Company had an accumulated deficit of $44,618. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance as to whether or when achievement of profitable operations will occur. In addition, the Company is experiencing negative cash flow from operations and may continue to experience negative cash flow through fiscal 2000 and potentially thereafter.

     The Company's primary unused sources of funds at September 30, 1999 consisted of cash and cash equivalents of $388. On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. $225 of this amount remained outstanding as of May 11, 1999. In addition, $137 outstanding on an equipment line with the same lender also became due and payable. On May 11, 1999, the Company entered into a Settlement Agreement with the lender whereby SVR agreed to issue a cash payment for a portion of the debt and to issue warrants to purchase common stock ("Warrants") for cancellation of the remainder. The Settlement Agreement required that SVR make the cash payment and deliver the Warrants to the lender by June 8, 1999, which the Company did.

     In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000 of three-year notes and the sale of approximately 8,000 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction consists of two closings. At the first closing, which took place on June 7, 1999, the Company received $768 cash proceeds. This included $711 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The second closing was scheduled for July 15, 1999. The second closing was extended until September 24, 1999, pending negotiation of a workout with the Creditors' Committee through the Credit Managers' Association to resolve accounts payable issues. An agreement was reached and the Company received approximately $312 cash proceeds from the second closing. The Company used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable. The Company intends to use the balance of the proceeds to help fund its operations. The Company's CEO, the Company's Chairman of the Board, an affiliate of a Company director and two Company 10% shareholders participated in this financing. The Company may require additional financing prior to year-end.

     As of September 30, 1999, the Company's current assets were less than its current liabilities. However, its cash and cash equivalents were roughly equal to the cash required to fund those of its current liabilities due in the next six to nine months since a substantial amount of the accounts payable, accrued liabilities and deferred revenue do not require cash to fund them at present. As to the accounts payable, this is because an agreement was reached with the Creditors' Committee through the Credit Managers' Association. The agreement with the Creditors' Committee provided for a reduction of approximately $65 of the Company's current payables and postponement of approximately $185 of its current payables.

     The Company's operations have required substantial cash in the past; for example, $797 during the first six months of fiscal 2000. However, management has implemented cost reducing measures and expects revenues to increase during the remainder of fiscal 2000. Assuming management is successful with their cost reduction and revenue achievement programs, the Company expects to fund future operations without requiring additional financing. However, it is possible that it could require additional financing to fund future operations.

     The Company may issue a series of Preferred Stock with rights, preferences, or privileges senior to those of the Common Stock. It has no commitments or arrangements to obtain any additional funding and there is no assurance that the amount of capital required will be available on acceptable terms, if at all. However, because its Common Stock was delisted from trading on the NASDAQ national market in November, 1998, and now trades in the over-the-counter market, its ability to sell Common Stock or securities convertible into Common Stock may be adversely affected. See "Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock" below for possible effect of current common stock trading on future issuances.

     The unavailability or timing of any financing could prevent or delay the Company's continued development and marketing of our products and services. In addition, substantial curtailment of its operations may be required which could result in bankruptcy.

OTHER FACTORS AFFECTING FUTURE RESULTS

Recent and Expected Losses; Accumulated Deficit.  For the quarter ended
-----------------------------------------------
September 30, 1999, we incurred a net loss of approximately $393. We had an accumulated deficit of approximately $44,618 as of September 30, 1999. We may incur losses for most of the next fiscal year. We may incur significant additional losses for a longer period. There is no assurance that we will generate positive cash flow from operations or that we will attain or sustain profitability in the future. To the extent we grow or continue to incur losses, our operating and investing activities may use cash and, consequently, require us to obtain additional sources of financing in the future or to reduce operating expenses.

Need for Future Financing.  As described above, under Management Discussion and
-------------------------
Analysis-Liquidity and Capital Resources, we may require additional financing to fund our operations during fiscal 2000. This is due to the cash requirements to service our current debt and our continued negative cash flow from operations. There can be no assurance that we will be able to raise such financing or that any such financing we are able to conduct will be on attractive terms.

Going Concern Assumptions.  Our independent accountants' report on our
-------------------------
consolidated financial statements as of and for the years ended March 31, 1997, 1998 and 1999 contain an explanatory paragraph indicating that our historical operating losses and limited capital resources raise substantial doubt about our ability to continue as a going concern. We may require substantial additional funds in the near future. If we are unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of our operations, it is likely that any independent accountant's report on our future financial statements will include a similar explanatory paragraph.

New Products and Rapid Technological Change; Risk of Product Defects.  The
--------------------------------------------------------------------
Electronic Design Automation ("EDA") industry is characterized by the following:

   extremely rapid technological change
   frequent new product introductions and enhancements
_  evolving industry standards
_  rapidly changing customer requirements.

     The development of more complex integrated circuits with new technologies will require more sophisticated design tools. The success of our future operations partly depends upon our ability to enhance our current products and to develop and introduce new products on a timely and cost-effective basis. Our products and services must keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of our customers. It is possible that in the future, we may experience delays in new product development and product enhancements. We have experienced similar delays in the past.

     We announced a new product named DCP (Design Cockpit Platform). However, there is no guarantee that:

_  this new product will gain market acceptance
_  we will be successful in developing and marketing product enhancements

_ we will be successful in developing other new products that respond to technological change, evolving industry standards and changing customer requirements
_ we will not experience difficulties that could delay or prevent the successful development introduction and marketing of these products or product enhancements our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance

     All of our present products operate in the Unix operating system and we intend for all of our future products to operate in the Unix operating system as well as the Linux operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, we would be required to port our products. This would be costly and time consuming and could have a material adverse effect on our business, operating results or financial condition. If we fail to develop and introduce new products and product enhancements in a timely and cost-effective manner, for technological or other reasons, it could also have material and adverse effects on our business, operating results and financial condition.

Introducing or even announcing new products by us or our competitors, including new technologies or changes in industry standards or customer requirements, could render some or all of our existing products obsolete or unmarketable. Furthermore, customers might defer purchases due to the introduction or announcement, which would also have a material adverse effect on our business, operating results or financial condition.

     Complex software products, such as those we offer, can contain defects or even fail when introduced or released. We have, in the past, discovered defects in certain of our products. We may experience delays or lost revenue in connection with repairs and corrections of defects we find in the future. Although to date we have not experienced material adverse effects resulting from defects, it is possible in the future that despite testing, errors will go undiscovered in new products or releases until after shipment. These errors may result in loss of market share or failure to achieve market acceptance. If this were to occur, it could have a material adverse effect upon our business, operating results or financial condition.

Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock.  Our common
--------------------------------------------------------------
stock was delisted from trading on the NASDAQ National Market November 16, 1998. Our common stock immediately began trading on the OTC Bulletin Board. As a result, our ability to obtain additional financing through the issuance of common stock or securities convertible into common stock may be adversely affected. You might find that disposing of our common stock is more difficult than is has been in the past. The trading price of our common stock is currently less than $5.00 per share. Because of our common stock falls into the category defined as penny stock, trading in the common stock is currently subject to certain rules promulgated under the Exchange Act, which require
additional disclosure by broker-dealers.   These rules require us, in advance of
trading, to provide you with disclosure schedules, which explain the penny stock market and associated risks. The rules impose various sales practice requirements on broker-dealers who sell penny stock. Broker-dealers engaging in some types of these transactions must make a special suitability determination and obtain your written consent prior to sale. This additional burden may discourage broker-dealers from actively effectuating common stock transactions, which in turn could have the adverse effect of severely limiting the marketability of our common stock. Therefore, the ability of Silicon Valley Research, Inc. shareholders to resell their stock would be limited. In turn, this could adversely effect our ability to obtain future equity financing.

Possible Volatility of Stock Price.  The market price of our common stock has
----------------------------------
been volatile. The following events could cause the market price of our common stock to fluctuate substantially:

_ future announcements concerning our competitor's or our quarterly variations in operating results
_ the introduction of technological innovations, new products, or changes in product pricing policies
- proprietary rights or other litigation, or _ changes in earnings estimates by analysts or other factors

     The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies like us. These fluctuations have often been unrelated to the operating performance of particular companies.

     In the past, shareholder class action suits have been filed against companies following periods of volatility of stock price. Litigation of this nature could occur in our future. Litigation often diverts management attention and resources and is costly to the company. If we were placed in this position, it could have a material adverse effect on our business, financial condition and operation results. Significant liabilities are always possible effects of litigation.

Potential Fluctuations in Quarterly Operating Results.  Numerous factors may
-----------------------------------------------------
materially and unpredictably affect our operating results, including:

_  uncertainties of the size and timing of software license fees
_  timing of co-development projects with customers
_  timing of operating expenditures
_  increased competition
_  new product announcements and releases by us and our competitors

- gain or loss of significant customers or distributors
- expense levels
- renewal of maintenance contracts
- pricing changes by us or our competitors
- personnel changes
- foreign currency exchange rates
- economic conditions generally and in the electronics industry specifically

Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter. Many of our customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined. As a result, we operate with no significant backlog. Therefore, quarterly revenue and operating results will depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Historically, we have often recognized a substantial portion of our license revenues in the last month of the quarter, with these revenues frequently concentrated in the last two weeks of the quarter. Our operating results would be disproportionately affected by a reduction in revenue because only a small portion of expenses vary with revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period. Our revenues may or may not increase and we may or may not become profitable.

Lengthy Sales Cycle. The licensing and sale of our software products generally
-------------------
involve a significant commitment of capital from prospective customers. Delays are frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of our products is typically lengthy and subject to a number of significant risks over which we have little or no control. Because the timing of customer orders is hard to predict, we believe that our quarterly operating results are likely to vary significantly in the future. Our actual results could vary materially as a result of a variety of factors, including, without limitation:

- the high average selling price and long sales cycle for our products
- the relatively small number of orders per quarter
- dependence on sales to a limited number of large customers
- timing of receipt of orders
- successful product introduction
- acceptance of our products and increased competition

Dependence Upon Semiconductor and Electronics Industries; General Economic and
------------------------------------------------------------------------------
Market Conditions. At Silicon Valley Research, Inc., we are dependent upon the
-----------------
semiconductor and, more generally, the electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing. Each of these industries is highly volatile and has periodically experienced significant downturns. Often in connection with, or in anticipation of, declines in general economic conditions, the number of new integrated circuit design projects often decreases. Our customers' purchases of new licenses from us are largely dependent upon the commencement of new design projects. Factors negatively affecting any of these industries could have a material adverse effect on our business, operating results or financial condition. Our business, operating results and financial condition may in the future reflect substantial fluctuations from period to period due to patterns and general economic conditions in either the semiconductor or electronics industry.

International Sales. International sales, primarily in Japan and Taiwan,
-------------------
accounted for approximately 25% of the total revenue in fiscal 1997, 32% in 1998, 36% in 1999 and 1% and the first six months of 2000. Declining revenues from international sales were a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia, as a result of the current financial crisis in that region, and increased competition in the EDA software market. We expect that international sales will continue to account for a significant portion of our revenue. We plan to continue to expand our international sales and distribution channels. However, this revenue involves a number of inherent risks, including:

- economic downturn in the electronics industry in Asia

- traditionally slower adoption of the our products internationally
- general strikes or other disruptions in working conditions
- generally longer receivables collection periods
- unexpected changes in or impositions of legislative or regulatory requirements
- reduced protection for intellectual property rights in some countries
- potentially adverse taxes
- delays resulting from difficulty in obtaining export licenses for certain technology
- other trade barriers

The factors listed above may have a material adverse effect on our future international sales and, consequently, on our operating results.

     Effective December 1998, we discontinued operating our Tokyo office and in March 1999, we discontinued operating our Taiwan office. In the future, we will use distributors to service the Japanese and Taiwanese markets.

Competition. The EDA software market in which Silicon Valley Research, Inc.
-----------
competes is intensely competitive and subject to rapid technological change. We currently face competition from EDA vendors, including Cadence, which currently holds the dominant share of the market for integrated circuit physical design software, Avant! and Synopsys. These EDA vendors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do. These companies also have established relationships with current and potential customers of ours and can devote substantial resources aimed at preventing us from enhancing relationships with existing customers or establishing relationships with potential customers. We believe that competitive factors in the EDA software market include:

- product performance
- price
- support of industry standards
- ease of use
- delivery schedule
- product enhancement
- customer technical support and service

     Competition from other EDA companies that choose to enter the integrated circuit physical design market could present particularly formidable competition due to their large installed customer base and their ability to offer a complete integrated circuit design solution. We expect additional competition from other established and emerging companies. In addition, the EDA industry has become increasingly concentrated in recent years as a result of consolidations, acquisitions and strategic alliances. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, operating results and financial condition.

Dependence on Certain Customers and Resellers. A small number of customers
---------------------------------------------
account for a significant percentage of our total revenue.

                  PERCENTAGE OF OUR TOTAL REVENUE BY CUSTOMER

                        Customer                               Fiscal 1997          Fiscal 1998          Fiscal 1999
                        --------                               -----------          -----------          -----------
HAL Computer Systems, Inc., a subsidiary of Fujitsu Ltd.                14%                 N/A                  N/A

Lucent Technologies                                                     19%                 N/A                  N/A

Motorola, Inc.                                                          13%                  13%                  18%

Aspec Technology                                                       N/A                   20%                 N/A

We cannot assure you that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on our business, operating results or financial condition. We currently sell and market our products overseas through a limited number of distributors. Our history of performance with our distributors is also limited. We cannot offer you assurance that the new distributors will be able to successfully distribute and support our products on a timely basis or that such distributors will not reduce their efforts devoted to selling our products or terminate the relationship as a result of competition with other suppliers' products. The loss of, or changes in, the relationship with, or performance by, one or more of our international distributors could have an adverse effect on our business.

Management Transition. Here at Silicon Valley Research, Inc., we are
---------------------
experiencing a period of management transition that has placed, and may continue to place, a significant strain on our resources, including our personnel. James
O. Benouis joined the Company in March 1998 as our President and Chief Operating Officer. On August 4, 1998, Mr. Benouis was appointed our Chief Executive Officer. Effective April 2, 1999, Laurence G. Colegate, Jr. resigned as Chief Financial Officer.

     Our ability to manage growth successfully will require our management personnel to work together effectively and will require us to improve our operational, management and financial systems and controls. If our management is unable to bring about this transition effectively, our business, competitive position, results of operations and financial condition will be materially and adversely affected. See "Dependence on Key Personnel" below.

Dependence on Key Personnel. Our success depends to a significant extent upon a
---------------------------
number of key technical and management employees, in particular, Robert R. Anderson, Chairman, and James O. Benouis, President and Chief Executive Officer. We do not currently have "key man" life insurance on Mr. Anderson or Mr. Benouis. The loss of services of Mr. Anderson or Mr. Benouis or any of our other key employees could have a material adverse effect on us. See "Management Transition" above.

     Also, our success depends in large part on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such talented personnel is intense. We cannot assure you that we will be successful in retaining our key technical and management personnel or in attracting and retaining the personnel we require now in order to grow.

Proprietary Rights. Silicon Valley Research, Inc. relies on contract, trade
------------------
secret and copyright law to protect its technology. Competitors may develop similar or superior technologies or duplicate our technology. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it is possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries.

     There has been substantial industry litigation regarding patents and other intellectual property rights involving technology companies. In the future, litigation may be necessary to protect and enforce our intellectual property rights, to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and could divert management's attention, which could have a material adverse effect on our business, results of operations or financial condition regardless of the outcome of the litigation. In addition, third parties making claims against us with respect to intellectual property infringement may block our ability to sell products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, Silicon Valley Research, Inc. and our customers could be required to obtain one or more licenses from third parties. We cannot assure you that either our customers or we could obtain necessary licenses from third parties at a reasonable cost or at all.

Concentration of Stock Ownership. Our present directors, executive officers and
--------------------------------
5% shareholders and their affiliates beneficially own approximately 77% of the outstanding common stock as of September 30, 1999. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Silicon Valley Research, Inc.

Depressive Effect of Warrants.  We have a substantial number of common stock
-----------------------------
warrants outstanding with an exercise price of $0.125 (9,251) and of $0.37 (2,400). These warrants may have the effect of causing our stock price to be lower than it would be otherwise.

Effect of Certain Charter Projections; Blank Check Preferred Stock.  Our Board
------------------------------------------------------------------
of Directors has the authority to issue up to 1,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by shareholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Inflation. To date, inflation has not had a significant impact on the results
---------
of our operations.

Recent Accounting Pronouncements. In April 1998, the American Institute of
--------------------------------
Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Statement of Position 98-1 provides guidance for determining whether computer software is internal-use software and on capitalization of the costs associated with internal-use computer software. It also provides guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. We have not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by Statement of Position 98-1 will be effective for the year ending March 31, 2000 consolidated financial statements.

Year 2000 Issue.  The "Year 2000 Issue" arises because most computer systems and
---------------
programs were designed to handle only a two-digit year, as opposed to a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. As our customers and potential customers devote resources to this issue, resources previously allocated to other information systems requirements may be redirected to address Y2K problems and issues. To the extent that our products are not selected as part of customers' overall Y2K solution, redirection of these customer resources could have a material adverse effect on our results of operations and financial condition. In addition, the Y2K Issue creates risk for us from unforeseen problems in our internal computer systems and from interaction with third parties. Failure on our part, or on the part of third parties' computer systems could have a material impact on our ability to conduct our business and to process and account for the transfer of funds electronically. The Company's management has evaluated the effect of Y2K on its systems and software products and does not anticipate any material adverse effects from Y2K on its operations or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings:

          As with other companies in industries similar to the Silicon Valley Research, Inc., the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. Due to its present cash shortage and resulting inability to pay its vendors, several of its vendors have initiated collection actions against the Company. Through the Credit Managers' Association, the Company has settled with 95% of its creditors for a complete release of claim or an agreement to stay collection activities for one year. Each of such creditors chose one of the following payment plans:

               1. receive 30% of its unsecured claim in exchange for a complete release of claim of the remaining balance; or
               2. receive 15% of its unsecured claim in exchange for an agreement to stay collection activities for one year with 10% interest earned on the remaining balance.

Item 2.   Changes in Securities and Use of Proceeds:

          In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000,000 of three-year notes and the sale of approximately 8,000,000 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction consists of two closings. The first closing took place on June 7, 1999. The Company received $768,200 cash proceeds from this closing. This included $711,000 of three-year notes and the sale of approximately 5,700,000 Warrants at $0.01 per Warrant. The second closing was to have taken place on July 15, 1999. The closing was extended until September 24, 1999 pending negotiation of a workout with the Creditors' Committee through the Credit Managers' Association to resolve accounts payable issues that was satisfactory to the majority of the investors. An agreement was reached and the Company received approximately $311,800 cash proceeds from the second closing. The Company used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable and intends to use the balance of the proceeds to help fund its operations. The Company's CEO, the Company's Chairman of the Board, an affiliate of a Company director and two Company 10% shareholders participated in the financing.

Item 3.   Defaults Upon Senior Securities: Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders:

          (A) On September 13, 1999, the Annual Meeting of the Shareholders of the Registrant was held. A total of 18,291,742 shares, or approximately 70% of the shares outstanding, were represented at this meeting.

          (B) At the annual meeting, the shareholders elected Robert R. Anderson as Director with 18,199,315 votes in favor and 92,427 withheld; James O. Benouis as Director with 18,183,527 votes in favor and 108,215 withheld; and David G. Arscott and David Knight as Directors with 18,200,327 votes in favor and 91,415 votes withheld.

          (C) The shareholders ratified the appointment of Moss Adams LLP as the Company's independent public accountants with 18,188,558 votes in favor, 70,863 against and 32,321 votes abstained.


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

10.01 Agreement and Stipulation between Registrant and Finova Technology Finance, Inc.

10.02     Workout Agreement of Silicon Valley Research, Inc.

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



Date: November 12, 1999                 /s/ James O. Benouis
      -----------------                 --------------------
                                        James O. Benouis
                                        President and
                                        Chief Executive Officer


                                        (Chief Financial and Accounting
                                        Officer)