Form 10QSB
period 1999-12-31
SILICON VALLEY RESEARCH INC
filed 2000-02-14
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
   -
                             Exchange Act of 1934
              For the quarterly period ended December 31, 1999 or
  __     Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
               For the transition period from ________to________


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

          Common Shares Outstanding at December 31, 1999: 30,534,068

Transitional Small Business Disclosure Statement Format (Check One) YES __ NO X

        This report contains 22 pages. The exhibit Index is on page 20.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                Pages
                                                                                                -----
Part I.      FINANCIAL INFORMATION
             ---------------------

             Item 1.  Financial Statements

                Consolidated Balance Sheets -
                 March 31, 1999 and December 31, 1999 (unaudited)                                    3

                Consolidated Statements of Operations -
                 Three and Nine Months Ended December 31, 1998 and 1999 (unaudited)                  4

                Consolidated Condensed Statements of Cash Flows -
                 Nine Months Ended December 31, 1998 and 1999 (unaudited)                            5

                Notes to Consolidated Financial Statements                                         6-9

             Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                  10-18

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    18

Part II.     OTHER INFORMATION                                                                   19-20
             -----------------

             Item 1   Legal Proceedings
             Item 2   Changes in Securities and Use of Proceeds
             Item 3   Defaults Upon Senior Securities
             Item 4   Submission of Matters to a Vote of Securities Holders
             Item 5   Other Information
             Item 6   Exhibits and Reports on Form 8-K

             Signatures                                                                             21

Exhibit 27.  Financial Data Schedule                                                                22

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

Assets                                           March 31, 1999    December 31, 1999
------                                           --------------    -----------------
                                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents                          $    247            $    642
  Accounts receivable, net of allowances of
     $150 at March 31, 1999 and
     $85 at December 31, 1999                             444                 595
  Prepaid expenses and other current assets               109                  86
                                                     --------          ----------
                                                          800               1,323

Fixed assets, net                                         290                 149
Other assets, net                                         969                 540
                                                     --------          ----------
                                                     $  2,059            $  2,012
                                                     ========          ==========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
  Short-term borrowing                               $    225   $              --
  Current portion of long-term debt                       137                  --
  Notes payable                                            50                  25
  Accounts payable                                        450                 263
  Accrued expenses                                        478                 395
  Deferred revenue                                        235                   6
                                                     --------          ----------
                                                        1,575                 689
                                                     --------          ----------

Long-term debt, less current portion                       --               1,000
                                                     --------          ----------

Deferred tax liability                                     24                  24
                                                     --------          ----------

Commitments and Contingencies (Note 8)

Shareholders' Equity:
Preferred stock, no par value:
  Authorized: 1,000 shares
  Issued and outstanding: none                             --                  --
Common stock, no par value:
  Authorized: 60,000 shares
  Issued and outstanding:
   26,214 shares at March 31, 1999
   and 30,534 shares at December 31, 1999              43,930              44,754
Accumulated deficit                                   (43,587)            (44,586)
Cumulative translation adjustment                         117                 131
                                                     --------          ----------
                                                          460                 299
                                                     --------          ----------

                                                     $  2,059            $  2,012
                                                     ========          ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                             Three Months Ended              Nine Months Ended
                                                 December 31,                   December 31,
                                              1998        1999               1998          1999
                                              ----        ----               ----          ----
Revenue:
  License fees and other                     $    26     $   420            $   408       $   496
  Maintenance and services                       343         406                914         1,042
                                             -------     -------            -------       -------
  Total revenue                                  369         826              1,322         1,538
                                             -------     -------            -------       -------
Cost of revenue:
  License fees and other                          80          80                259           240
  Maintenance and services                       196         253                542           609
                                             -------     -------            -------       -------
  Total cost of revenue                          276         333                801           849
                                             -------     -------            -------       -------

Gross margin                                      93         493                521           689
                                             -------     -------            -------       -------

Operating expenses:
  Engineering, research and development          469         289              1,876         1,005
  Selling and marketing                          511          30              1,685           270
  General and administrative                     158         154                801           475
                                             -------     -------            -------       -------
  Total operating expenses                     1,138         473              4,362         1,750
                                             -------     -------            -------       -------

Operating income (loss)                       (1,045)         20             (3,841)       (1,061)
                                             -------     -------            -------       -------

Other income (expense):
  Interest income                                  7          --                 52            --
  Interest expense                               (13)        (25)               (42)          (46)
  Other, net                                      18          37                (17)          108
                                             -------     -------            -------       -------
  Total other income                              12          12                 (7)           62
                                             -------     -------            -------       -------

Income (loss) before provision for
  income taxes                                (1,033)         32             (3,848)         (999)

Provision for income taxes                        --          --                 --            --
                                             -------     -------            -------       -------
Net income (loss)                            $(1,033)    $    32            $(3,848)      $  (999)
                                             =======     =======            =======       =======


Net income (loss) per basic share            $ (0.04)    $  0.00            $ (0.15)      $ (0.04)
                                             =======     =======            =======       =======

Weighted-average common shares
  outstanding (basic)                         26,208      27,013             25,597        26,484
                                             =======     =======            =======       =======

Net income (loss) per diluted share          $ (0.04)    $  0.00            $ (0.15)      $ (0.04)
                                             =======     =======            =======       =======

Weighted-average common shares
  outstanding (diluted)                       26,208      33,023             25,597        26,484
                                             =======     =======            =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                         Nine Months Ended
                                                            December 31,
                                                         1998      1999
                                                       -------   -------
Cash Flows from Operating Activities:
Net loss                                               $(3,848)  $  (999)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization:
   Fixed assets                                            232       106
   Software licenses and development costs                 525       379
  Gain on cancellation of debt                              --       (96)
  Loss on sale of fixed assets                              15        41
Changes in assets and liabilities, net:
  Accounts receivable                                       40      (151)
  Prepaid expenses and other current assets                147        23
  Accounts payable                                          20      (187)
  Accrued expenses                                        (233)      (83)
  Deferred maintenance revenue                             (95)     (229)
  Other, net                                                77        49
                                                       -------   -------

Net cash used in operating activities                   (3,120)   (1,147)
                                                       -------   -------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                (52)      (16)
Proceeds from sale of fixed assets                          31        11
Capitalization of software development costs and
  purchase of software licenses                            (12)       --
                                                       -------   -------

Net cash used in investing activities                      (33)       (5)
                                                       -------   -------

Cash Flows from Financing Activities:
Proceeds from subordinated debt financing                   --     1,000
Principal payments of long-term debt                      (164)     (135)
Principal payments on notes payable                       (150)      (25)
Proceeds from issuance of common stock and warrants      2,095       693
                                                       -------   -------

Net cash provided by financing activities                1,781     1,533
                                                       -------   -------

Effect of exchange rate changes on cash                     32        14
                                                       -------   -------

Net increase (decrease) in cash and
  cash equivalents                                      (1,340)      395
Cash and cash equivalents at beginning
  of period                                              1,926       247
                                                       -------   -------

Cash and cash equivalents at end
  of period                                            $   586   $   642
                                                       =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1999 - Unaudited
                                (In thousands)

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

     The following is a reconciliation of the computation for basic and diluted
EPS:

                                                            Three Months Ended         Nine Months Ended
                                                               December 31,                December 31,
                                                           1998          1999           1998           1999
                                                         -------        -------        ------         ------
Net income (loss)                                        $(1,033)       $    32        $(3,848)       $  (999)
                                                         =======        =======        =======        =======

Weighted-average common shares
  outstanding (basic)                                     26,208         27,013         25,597         26,484

Weighted-average common stock equivalents:
  Stock options                                               --          1,168             --             --
  Warrants                                                    --          4,842             --             --
                                                         -------        -------        -------        -------
Weighted-average common shares
  outstanding (diluted)                                   26,208         33,023         25,597         26,484
                                                         =======        =======        =======        =======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1999 - Unaudited
                                (In thousands)

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

                                                 Three Months Ended       Nine Months Ended
                                                    December 31,             December 31,

                                                 1998        1999          1998         1999
                                                 ----        ----          ----         ----
Net income (loss)                             $(1,033)    $    32       $(3,848)     $  (999)
Other comprehensive (loss) gain                     6          --            33           14
                                              -------     -------       -------      -------
 Total comprehensive income (loss)            $(1,027)    $    32       $(3,815)     $  (985)
                                              =======     =======       =======      =======

Note 4:     Statement of Cash Flows Information


                                                    Nine Months Ended
                                                      December 31,
                                                  1998           1999
                                                  ----           ----
Supplemental Cash Flow Information:
Cash paid during the period for:
  Interest                                      $    32        $    --
  Income Taxes                                       --             --

Note 5:     Balance Sheet Components
                                                March 31,     December 31,
                                                  1999           1999
                                                  ----           ----
Other Assets:
Software development costs                      $   799        $   799
Software licenses                                   979            979
                                                -------        -------
                                                  1,778          1,778
Less accumulated amortization                    (1,087)        (1,466)
                                                -------        -------
                                                    691            312
Prepaid royalties, net                               25             25
Goodwill                                            195            159
Other                                                58             44
                                                -------        -------
                                                $   969        $   540
                                                =======        =======

Accrued Expenses:
Payroll and related costs                       $   228        $   240
Taxes payable                                       106            106
Accrued professional fees                           108             21
Other                                                36             28
                                                -------        -------
                                                $   478        $   395
                                                =======        =======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1999 - Unaudited
                                (In thousands)

Note 6:  Bank Lines of Credit

     On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. $225 of this amount remained outstanding as of May 11, 1999. In addition, $137 outstanding on an equipment line with the same lender also became due and payable. The amounts outstanding under its line of credit and equipment line of credit are classified as current in the March 31, 1999 balance sheets. On May 11, 1999, the Company entered into a Settlement Agreement with the lender whereby SVR agreed to issue a cash payment for a portion of the debt and to issue warrants to purchase common stock ("Warrants") for cancellation of the remainder. The Settlement Agreement required that SVR make the cash payment and deliver the Warrants to the lender by June 8, 1999, which the Company did in complete settlement of the debt.


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


Note 8:  Commitments and Contingencies

     As with other companies in industries similar to Silicon Valley Research, Inc., the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. In the past, several of the Company's vendors initiated collection actions against the Company because of its inability to pay its vendors due to its previous cash shortage. Through the Credit Managers' Association, the Company settled with 95% of its creditors during the fiscal quarter ended September 30, 1999. The Company settled with the remaining 5% of its creditors at a rate of 30% of their unsecured claims for a total amount of $5.

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

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         December 31, 1999 - Unaudited
                                (In thousands)


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

RESULTS OF OPERATIONS

REVENUE

     Revenue for the third quarter of fiscal year 2000, which ended December 31, 1999, was $826, an increase from $369 in the third quarter a year ago. Revenue for the nine month period ended December 31, 1999 increased to $1,538 from $1,322 over the nine month period ended December 31, 1998. Several key factors contributed to the increase in revenue, including the Company's new distribution agreement with The Shearwater Group, a global distributor and reseller of EDA (Electronic Design Automation) software, the reorganization efforts made during calendar 1999 and an increase in new license revenue resulting from sales of the Company's new Linux based products. The sales improvement came as customers upgraded products in anticipation of Y2K concerns and from steady sales of design services as well as from sales of the Company's recent porting of its existing software to Red Hat Linux 6.1. International sales, primarily in Europe and the Far East, accounted for 3% of total revenue in the third quarter of fiscal 2000 compared to international sales comprising 20% of the Company's total revenue in the third quarter a year ago.

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

COST OF REVENUE

     Cost of license fees and other for the third quarter of fiscal year 2000 was $80 just as in the third quarter of fiscal 1999. Cost of license fees and other for the nine months ended December 31, 1999 was $240, compared to $259 for the nine months ended December 31, 1998. Cost of sales of license fees and other is primarily the amortization of software development costs and is not a function of revenue.

     Cost of maintenance and services for the third quarter of fiscal year 2000 was $253 compared to $196 in the third quarter of fiscal 1999. Cost of maintenance and services for the nine months ended December 31, 1999 was $609 compared to $542 for the nine months ended December 31, 1998. Cost of maintenance and services is primarily the cost of providing design services, technical support and technical documentation. Cost

                                 Part 10 of 22
of maintenance and services includes the design services costs of Quality I.C. Corporation, which was acquired by the Company on March 31, 1998.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

     Engineering, research and development expenses for the third quarter of fiscal year 2000 were $289 compared to $469 in the third quarter a year ago. Comparing the third quarter of fiscal 2000 and the third quarter of fiscal 1999, engineering, research and development expenses were 35% and 127% of total revenue, respectively. Engineering, research and development expenses for the nine months ended December 31, 1999 were $1,005 compared to $1,876 for the nine months ended December 31, 1998. Comparing these periods, engineering, research and development expenses were 65% and 142% of total revenue, respectively. The decrease in engineering, research and development expenses is due to cost-cutting measures instituted by management, including a reduction in personnel, while maintaining an emphasis on new product research and development.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses for the third quarter of fiscal year 2000 decreased to $30 from $511 in the third quarter a year ago. In the third quarter of fiscal 2000 and the third quarter of fiscal 1999, selling and marketing expenses were 4% and 138% of total revenue, respectively. Selling and marketing expenses for the nine months ended December 31, 1999 decreased to $270 from $1,685 for the nine months ended December 31, 1998. Comparing the nine-month periods, selling and marketing expenses were 18% and 127% of total revenue, respectively. The decrease is due to the effects of the engagement of The Shearwater Group as the Company's worldwide distributor and the Company's cost-cutting measures, including a reduction in salaries and occupancy costs due to the closure of the Company's sales offices in Japan and Taiwan. The Company will use a distributor to service the Japan and Taiwan markets in the future. Costs for the third quarter of fiscal 1999 include approximately $100 for one-time costs associated with the closing of a sales office in Japan.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased to $154 for the third quarter of fiscal year 2000 from $158 in the third quarter a year ago. In the third quarter of fiscal 2000 and the third quarter of fiscal 1999, general and administrative expenses were 19% and 43% of total revenue, respectively.
General and administrative expenses for the nine months ended December 31, 1999 decreased to $475 from $801 for the nine months ended December 31, 1998. Comparing the nine month periods, general and administrative expenses were 31% and 61% of total revenue, respectively. The decrease is due to the effects of the Company's cost-cutting measures, including a reduction in salaries and professional fees.

OTHER INCOME (EXPENSE)

     Other income for the first nine months of fiscal year 2000 includes $133 gain recognized on the cancellation of indebtedness. See Notes 6 and 8 to the Consolidated Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. To date in fiscal 2000, the Company has received approximately $1,000 cash proceeds from a subordinated debt/warrant financing. During the nine months ended December 31, 1999, cash and cash equivalents increased $395 from $247 to $642. This increase resulted from cash provided by the financing activities of $1,533 less cash used by operations of $1,147 and $5 of cash used for investing activities. The Company received approximately $613 from the exercise of outstanding warrants. A possible future source of cash for the Company is the potential exercise of outstanding warrants if the Company's stock price were to increase.

     The Company incurred a loss for the nine months ended December 31, 1999. At December 31, 1999, the Company had an accumulated deficit of $44,586. For the quarter ended December 31, 1999, the Company reported net income of $32. The continuance of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business, management's ability to strategically focus the Company and the distributor's marketing and sales ability. There can be no assurance that profitable operations will continue. In addition, the Company is experiencing negative cash flow from operations and may continue to experience negative cash flow from operations through fiscal 2000 and potentially thereafter.

     The Company's primary unused sources of funds at December 31, 1999 consisted of cash and cash equivalents of $642. On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. $225 of this amount remained outstanding as of May 11, 1999. In addition, $137 outstanding on an equipment line with the same lender also became due and payable. On May 11, 1999, the Company entered into a Settlement Agreement with the lender whereby SVR agreed to issue a cash payment for a portion of the debt and to issue warrants to purchase common stock ("Warrants") for cancellation of the remainder. The Settlement Agreement required that SVR make the cash payment and deliver the Warrants to the lender by June 8, 1999, which the Company did in full settlement of the debt.

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

     The Company's operations have required substantial cash in the past; for example, $1,147 during the first nine months of fiscal 2000. Management has implemented cost reducing measures and expects revenues to increase during the remainder of fiscal 2000. However, the Company is required to pay several creditors approximately $177 during calendar year 2000 in settlement of a workout agreement. Assuming management is successful with their cost reduction and revenue achievement programs, the Company expects to fund future operations without requiring additional financing. However, it is possible that it could require additional financing to fund future operations.

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

OTHER FACTORS AFFECTING FUTURE RESULTS

Recent and Expected Losses; Accumulated Deficit.  Although for the quarter ended
-----------------------------------------------
December 31, 1999 the Company reported net income of $32, for the nine months ended December 31, 1999, we incurred a net loss of approximately $999. We had an accumulated deficit of approximately $44,586 as of December 31, 1999. We may incur future losses. There is no assurance that we will generate positive cash flow from operations or that we will sustain profitability in the future. To the extent we grow or incur losses, our operating and investing activities may use cash and, consequently, require us to obtain additional sources of financing in the future or to reduce operating expenses.

Need for Future Financing.  As described above, under Management Discussion and
-------------------------
Analysis-Liquidity and Capital Resources, as long as our revenues continue to increase as anticipated, we do not expect to require additional financing to fund our operations in the future. However, if we cannot achieve anticipated revenues, we may require additional funding due to the cash requirements to service our current debt and any negative cash flow from operations. There can be no assurance that we will be able to raise such financing or that any such financing we are able to conduct will be on attractive terms.

Going Concern Assumptions.  Our independent accountants' report on our
-------------------------
consolidated financial statements as of and for the years ended March 31, 1997, 1998 and 1999 contain an explanatory paragraph indicating that our historical operating losses and limited capital resources raise substantial doubt about our ability to continue as a going concern. We may require substantial additional funds in the near future. If we are unable to generate sufficient cash from operations or if necessary, raise sufficient funds to cover the cost of our operations, it is likely that any independent accountant's report on our future financial statements will include a similar explanatory paragraph.

Dependence on Certain Customers and Resellers.  We have entered into an
---------------------------------------------
agreement with The Shearwater Group that provides that The Shearwater Group will be the exclusive worldwide distributor for all of our products for a minimum term of one year, such exclusivity may be extended upon the achievement of certain sales goals for an additional one year period. While The Shearwater Group has a financial incentive to sell our products and their initial sales performance has been good, they have no contractual obligation to sell our products. We cannot offer you assurance that the distributor will be able to successfully distribute and support our products on a timely basis or that such distributor will not reduce their efforts devoted to selling our products. The loss of, or changes in, the relationship with, or performance by, our distributor could have an adverse effect on our business. A small number of customers account for a significant percentage of our total revenue.

                  PERCENTAGE OF OUR TOTAL REVENUE BY CUSTOMER

                     CUSTOMER                  FISCAL 1997      FISCAL 1998     FISCAL 1999
                     --------                  -----------      -----------     -----------
HAL Computer Systems, Inc., a subsidiary of             14%             N/A             N/A
Fujitsu Ltd.

Lucent Technologies                                     19%             N/A             N/A

Motorola, Inc.                                          13%             13%             18%

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

New Products and Rapid Technological Change; Risk of Product Defects.  The
--------------------------------------------------------------------
Electronic Design Automation ("EDA") industry is characterized by the following:

--   extremely rapid technological change
--   frequent new product introductions and enhancements
--   evolving industry standards
--   rapidly changing customer requirements.

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

     We announced a new product named DCP (Design Cockpit Platform). However, there is no guarantee that:

--   this new product will gain market acceptance
--   we will be successful in developing and marketing product enhancements

-- we will be successful in developing other new products that respond to technological change, evolving industry standards and changing customer requirements
-- we will not experience difficulties that could delay or prevent the successful development introduction and marketing of these products or product enhancements
-- our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance

     All of our present products operate in the Unix and Linux operating systems and we intend for all of our future products to operate in the Unix operating system as well as the Linux operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, we would be required to port our products. This would be costly and time consuming and could have a material adverse effect on our business, operating results or financial condition. If we fail to develop and introduce new products and product enhancements in a timely and cost-effective manner, for technological or other reasons, it could also have material and adverse effects on our business, operating results and financial condition. Introducing or even announcing new products by us or our competitors, including new technologies or changes in industry standards or customer requirements, could render some or all of our existing products obsolete or unmarketable. Furthermore, customers might defer purchases due to the introduction or announcement, which would also have a material adverse effect on our business, operating results or financial condition.

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

Possible Volatility of Stock Price.  The market price of our common stock has
----------------------------------
been volatile. The following events could cause the market price of our common stock to fluctuate substantially:

- future announcements concerning our competitor's or our quarterly variations in operating results
- the introduction of technological innovations, new products, or changes in product pricing policies
-  proprietary rights or other litigation, or
-  changes in earnings estimates by analysts or other factors

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

Potential Fluctuations in Quarterly Operating Results.  Numerous factors may
-----------------------------------------------------
materially and unpredictably affect our operating results, including:

-  uncertainties of the size and timing of software license fees
-  timing of co-development projects with customers
-  timing of operating expenditures
-  increased competition
-  new product announcements and releases by us and our competitors
-  gain or loss of significant customers or distributors
-  expense levels
-  renewal of maintenance contracts
-  pricing changes by us or our competitors
-  personnel changes
-  foreign currency exchange rates
-  economic conditions generally and in the electronics industry specifically

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

International Sales.  International sales, primarily in Japan and Taiwan,
-------------------
accounted for approximately 25% of the total revenue in fiscal 1997, 32% in 1998, 36% in 1999 and 2% in the first nine months of 2000. Declining revenues from international sales were a result of the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia, as a result of the current financial crisis in that region, and increased competition in the EDA software market. We expect that international sales through our distributor will continue to account for a significant portion of our revenue. However, this revenue involves a number of inherent risks, including:

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

     Effective December 1998, we discontinued operating our Tokyo office and in March 1999, we discontinued operating our Taiwan office. In the future, we will use The Shearwater Group or another distributor to service the Japanese and Taiwanese markets.

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

Concentration of Stock Ownership.  Our present directors, executive officers and
--------------------------------
5% shareholders and their affiliates beneficially own approximately 56% of the outstanding common stock as of December 31, 1999. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Silicon Valley Research, Inc.

Depressive Effect of Warrants.  We have a substantial number of common stock
-----------------------------
warrants outstanding with an exercise price of $0.125 (5,216) and of $0.37 (1,983). These warrants may have the effect of causing our stock price to be lower than it would be otherwise. During the third fiscal quarter of 2000, the Company received approximately $613 from the exercise of warrants.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings:

          As with other companies in industries similar to Silicon Valley Research, Inc., the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. In the past, several of the Company's vendors initiated collection actions against the Company because of its inability to pay its vendors due to its previous cash shortage. Through the Credit Managers' Association, the Company settled with 95% of its creditors during the fiscal quarter ended September 30, 1999. The Company settled with the remaining 5% of its creditors at a rate of 30% of their unsecured claims for a total amount of $5,000.

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

          The Company received $504,380.50 from the exercise of 4,035,044 warrants, which were issued at an exercise price of $0.125 per share. The Company received $86,046.83 from the exercise of 232,559 warrants, which were issued at an exercise price of $0.37 per share. The Company received $22,260.00 from the exercise of 42,000 warrants, which were issued at an exercise price of $0.53 per share.

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

10.03     Contract with The Shearwater Group, Inc. dated November 11, 1999

27.00     Financial Data Schedule


                      (B)  Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SILICON VALLEY RESEARCH, INC.



Date: February 14, 2000             /s/ James O. Benouis
      -----------------             ---------------------------------
                                    James O. Benouis
                                    President and
                                    Chief Executive Officer

                                    (Chief Financial and Accounting
                                    Officer)