Form 10KSB
period 2000-03-31
SILICON VALLEY RESEARCH INC
filed 2000-06-29
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934
         For the fiscal year ended March 31, 2000

         Transition report under Section 13 or 15(d) of the Securities Exchange
 -----   Act of 1934
         For the transition period from __________ to _____________

Commission File No. 0-13836

                         SILICON VALLEY RESEARCH, INC.
       (Exact name of Small Business Issuer as specified in its charter)

California                                                          94-2743735
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)

6360 San Ignacio Avenue
San Jose, CA                                                         95119-1231
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:                      (408) 361-0333

Securities registered under Section 12(b) of the Act:                None

Securities registered under Section 12(g) of the Act:                Common Stock, no par value
                                                                     (Title of Class)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    X          NO
          ---------         -------

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of bid and asked prices of the Registrant's common stock on June 20, 2000 in the over-the-counter market, was approximately $3,200,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 20, 2000, Issuer had 35,566,396 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for issuer's 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-KSB.


Transitional Small Business Disclosure Format:         yes        x  no
                                                   ---           ---
           The exhibit index appears on sequentially numbered page 35

                                     Part I

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors Affecting Future Results, and elsewhere in this Form 10-KSB, as well as other risks and uncertainties described in the Company's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 1.  Description of Business

General

Silicon Valley Research, Inc. ("the Company" or "SVR"), incorporated in 1979, develops and markets physical design software for use by integrated circuit ("IC") designers, including those of its subsidiary, Quality I.C. Corporation. SVR software products are used to automatically and efficiently arrange and connect the individual components that comprise an integrated circuit. While this process, commonly referred to as "place and route", is a crucial element of most chip designs, some critical areas require a more manual approach.
Designers at Quality I.C. Corporation are skilled in the production of custom chip components to satisfy demanding performance and area requirements. By combining both strengths, the Company's design project support and consulting services encompass nearly all aspects of the physical integrated circuit design process. The Company's end-user customers include Hyundai, Innovision Labs, Micron, Motorola, N.E.C., OKI Semiconductor, Samsung Electronics, SigmaTel, Sony, Texas Instruments, and Yamaha.

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

SVR Products

The Company offers a line of products for IC physical design. All of SVR's products run on Unix workstations from Sun Microsystems, Inc. and Hewlett Packard Company, as well as on the Linux operating system. All of SVR's products support industry standards such as Motif, X-Windows, GDSII Stream format, EDIF, Verilog, LEF and DEF. In addition, the Company has ported two of its products, QIC/APR and SC, to operate on the Red Hat version of the Linux operating system running on X86 workstations. SVR offers interfaces to Mentor Graphics Falcon Framework and Synopsys, Inc.'s synthesis tools and Cadence's physical design tools. The Company's products have a similar technology foundation and are modular in nature. Each of the products offered by the Company is sold in a range of configurations based on the size and complexity of the design to be developed with the SVR product. In addition, the Company offers a set of design project support services encompassing the IC development process including complete IC design engineering services, VLSI mask design and chip assembly capability, and CAD/EDA tool application methodology consulting services. The following summarizes SVR's product families:

SVR QIC/APR: SVR QIC/APR is the Company's latest product offering. QIC/APR is the combined offering of DCP, QICPlace and QICRoute. QIC/APR offers all of the features of the combined products in one comprehensive and affordable package. QIC/APR is being made available under the Company's Peak Usage Leasing (PUL). Peak Usage Leasing offers unlimited usage of QIC/APR over a two year term.

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

Marketing and Sales

The Company's products are sold principally through its exclusive worldwide distributor, The Shearwater Group, a global distributor and reseller of EDA (Electronic Design Automation) software. Both the Company and the Shearwater Group are responsible for marketing the products. The Company is dependent, in part, upon The Shearwater Group for its revenues until Fall of 2000 when the Company and The Shearwater Group will either negotiate continued exclusivity or The Shearwater Group's exclusivity will automatically be extended for one (1) year based upon sales then to date achieved. The Company has domestic sales/support offices in metropolitan areas of California and Texas.

Effective December 1998, the Company discontinued operating its Tokyo office and in March 1999, the Company discontinued operating its Taiwan office. In the future, the Company plans to use either The Shearwater Group, or with the consent of The Shearwater Group, one or more other distributors to service the Japanese and Taiwanese markets.

The Company markets its products both domestically and internationally to integrated circuit designers and manufacturers, large electronic systems manufacturers, and major aerospace, automotive, and consumer electronics companies. Consolidated revenue from SVR's major customers consists of the following:



                         Year Ended March 31,

  Customer                  1999    2000
  --------                  ----    ----

  Motorola, Inc.            18%     16%
  SigmaTel                  *       13%
  The Shearwater Group      *       12%

  *less than 10% of consolidated revenue

The Company licenses its software to customers (except in Japan, where the Company sells its software to customers) under agreements that provide for a fully paid up license fee or sales price to use the product in perpetuity on a specified computer. License fees for individual products range from approximately $70,000 for the least expensive software to approximately $400,000 for the most complex software product.

The Company provides software maintenance agreements typically for a one year term, through its distributor for a fee, which includes technical support and services such as telephone consultation regarding the use of the products, problem resolution and product enhancements.

Product Development

The EDA market is characterized by rapid technological advances in both computer hardware and software. The Company believes that the continued development of new products and enhanced features is critical to its success. Engineering efforts in the past year included the porting of two products to the Linux operating system, significant improvements to the Clock Tree Synthesis application, including more accurate clock tree building, as well as automatic skew balancing. Addition of advanced routing features included the addition of Steiner routing improvement, which has proven to be useful in the routing of data paths. In fiscal 1999 and 2000, the Company spent approximately $2,275,000 and $1,070,000, or as a percentage of revenue 111% and 52%, respectively, on engineering, research and development. These amounts are net of costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (See Note 1 of Notes to Consolidated Financial Statements).

Licensing Technology

The Company completed the integration and testing of a new high speed automatic placement technology resulting in improved design quality and turnaround time, as well as a smaller design die size, for SVR's SC family of products. The new placement technology named TeraCell(TM) has been developed by CLK Computer-Aided Design, Inc. SVR has licensed the TeraCell(TM) placement technology, which is being offered as an option to existing SVR installations and began being offered with new product sales starting in June, 1997. CLK Computer-Aided Design was acquired by Mentor Graphics in November 1998. SVR's license to distribute the TeraCell placement technology expired in April 2000. The Company does not anticipate any negative effect on revenues as a result of the expiration of the agreement.

Manufacturing

The Company's software production operations consist of configuring the existing software product with the proper customer specifications, recording it on CD-ROM or other recording media, producing user manuals and other documentation, and shipping the product. Software is delivered to customers electronically over the Internet. Package shipments are generally made within 10 days after an order is received. Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined, and, as a result, the Company operates with no significant backlog. The Company is not dependent on seasonal fluctuations.

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

Employees

As of March 31, 2000, the Company employed 12 employees, which included 11 full-time workers; 8 engaged in engineering, product development, and IC design services and the remainder engaged in administrative activities. The 12 employees were located in the United States. The Company's success will depend, in large part, on its ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of the Company's employees is represented by a labor union.

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

Item 2.  Description of Property

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

Item 3.  Legal Proceedings

As with other companies in SVR's industry, the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. In the past, several of the Company's vendors initiated collection actions against the Company because of its inability to pay its vendors due to its previous cash shortage. Through the Credit Manager's Association, the Company settled with its creditors.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the Company's fourth quarter.

                                    Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock was traded on the Nasdaq National Market until November 1998 and is currently traded on the OTC Bulletin Board (the "OTCBB") under the symbol SVRI. The following table sets forth, for the fiscal period indicated, the low and high closing sales prices for the common stock as reported by Nasdaq and the OTCBB. The Company had approximately 300 shareholders of record and approximately 5,200 beneficial holders as of March 31, 2000.

Common Stock Prices

Fiscal 1999 Quarter ended      June 30   Sept. 30   Dec. 31   March 31
                               -------   --------   -------   --------
     High                        $1.38      $0.66     $0.41      $0.34
     Low                         $0.59      $0.19     $0.16      $0.13

Fiscal 2000 Quarter ended      June 30   Sept. 30   Dec. 31   March 31
                               -------   --------   -------   --------
     High                        $0.19      $0.15     $1.28      $1.19
     Low                         $0.10      $0.13     $0.12      $0.48

The prices set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Company has not declared or paid dividends on its common stock in fiscal 1999 and 2000. Certain covenants in the Company's loan agreements restrict the payment of dividends. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance, including, for example, statements concerning releases of new products and enhancements, expected revenue growth, continuation of expense reductions and international sales. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 6 and elsewhere in this Annual Report on Form 10-KSB, as well as other risks and uncertainties described in the Company's other reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates" "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Dollar amounts are in thousands.

Revenue

Total revenue was relatively constant, increasing 1% from $2,046 in fiscal 1999 to $2,065 in fiscal 2000. US revenues increased approximately 50% from $1,303 to $1,972. The increase in revenues in fiscal 2000 resulted from several key factors, including sales from the Company's agreement with its new and exclusive distributor, The Shearwater Group, a global distributor and reseller of EDA (Electronic Design Automation) software, and increased sales of design services. In addition, new license revenue increased due to strong demand for the Company's Linux based products, which run on Red Hat Linux 6.2, and upgrades of existing products in anticipation of Y2K concerns. International sales were approximately $744 and $93 for fiscal 1999 and 2000, respectively, representing 36% and 5% of total revenue for the respective periods. This decrease resulted primarily from closure of the Company's Japan and Taiwan offices. The Company's plans for fiscal 2001 include an aggressive new product plan, including new releases of significant enhancements for each of the Company's primary products, as well as plans to increase international sales. However, there can be no assurance that these new products and enhancements will be released on a timely basis, if at all, or will gain market acceptance. With the acquisition of QIC, the Company has front-end technology which improves the flow of data into SVR product tools and improves the resulting performance. The Company intends to focus increasingly on the services market going forward in order to provide customers with a service-driven integrated circuit design solution. See "Other Factors Affecting Future Results-New Products and Rapid Technological Change; Risk of Product Defects".

In fiscal 1999 and 2000 maintenance and services revenue was $1,401 and $1,222, respectively. Services revenue as a percentage of total revenue was 68% and 59% for fiscal 1999 and 2000, respectively. The decline in maintenance fees included in services revenue in fiscal 2000 was due to a reduction in maintenance renewals.

If revenue levels are below expectations, operating results will be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including the efforts of its exclusive distributor, The Shearwater Group, the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates and economic conditions generally and in the electronics industry specifically.

The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict.

Cost of revenue

For fiscal 1999 and 2000, cost of licenses was $339 and $306, respectively. Cost of licenses as a percentage of licenses revenue was 53% and 36% for fiscal 1999 and 2000, respectively. Cost of licenses consists primarily of the amortization of capitalized software development costs and is not a function of revenue.

For fiscal 1999 and 2000, cost of maintenance and services was relatively constant, increasing 1% from $776 to $782, respectively. Cost of maintenance and services as a percentage of maintenance and services revenue was 55% and 64% for fiscal 1999 and 2000, respectively. Cost of maintenance and services primarily includes the cost of providing design services. In addition, a small percentage of costs are for technical support and technical documentation.

Engineering, Research and Development Expenses

Engineering, research and development expenses for fiscal 1999 and 2000 were $2,275 and $1,070, respectively. The decrease in engineering, research and development expenses in fiscal 2000 was due to cost-cutting measures instituted by management, including a reduction in personnel, while maintaining an emphasis on new product research and development. The Company believes it has the personnel necessary to complete its planned product upgrades and releases during 2001.

Selling and Marketing Expenses

Selling and marketing expenses for fiscal 1999 and 2000 were $1,974 and $381, respectively. The decrease in fiscal 2000 is due to the effects of the engagement of The Shearwater Group as the Company's exclusive worldwide distributor and the Company's cost cutting measures, including a reduction in personnel and occupancy costs due to the closure of sales offices in Japan and Taiwan. The Company plans to use The Shearwater Group, or upon the consent of The Shearwater Group, one or more other distributors to service the Japan and Taiwan markets in the future.

General and Administrative Expenses

General and administrative expenses for fiscal 1999 and 2000 were $909 and $521, respectively. General and administrative expenses have decreased due to the effects of the Company's cost-cutting measures instituted by management, including a reduction in personnel and outside professional fees.

Other Income (Expense)

Other income (expense) for fiscal 1999 and 2000 was $(14) and $195, respectively. Other income in fiscal 2000 includes the following one-time items: $142 gain recognized on the cancellation of indebtedness, $150 foreign currency translation gain recognized upon the closure of foreign subsidiaries and $41 loss recognized on the sale of fixed assets. Other expense for 2000 includes interest expense on a subordinated debt/warrant financing.

Provision for Income Taxes

The provision for income taxes for fiscal 1999 and 2000 was $0 and $0, respectively.

As of March 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $41,000 and $11,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $726 and $513, respectively. The net operating loss and credit carryforwards will expire at various dates from 2001 through 2020, if not utilized (see Note 10 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through private and public sales of equity securities and to a lesser extent, cash generated from operations. In fiscal 2000, the Company received $1,000 cash proceeds from a subordinated debt/warrant financing. In fiscal 1999 and 2000, the

Company received cash of $2,096 and $1,223, respectively, from private placements of common stock and warrants and the exercise of warrants and options to purchase common stock.

Although the Company reported net income for the third and fourth fiscal quarters, the Company incurred an operating loss for the entire fiscal 2000. At March 31, 2000, the Company had an accumulated deficit of $44,379. The continuance of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business, management's ability to strategically focus the Company and the distributor's marketing and sales ability. There can be no assurance that profitable operations will continue. In addition, primarily because of a longer collection period for its receivables resulting from its use of a distributor, The Shearwater Group, the Company is experiencing negative cash flow from operations and it is expected that it will continue to experience negative cash flow for a portion of fiscal 2001 and potentially thereafter.

The Company's operating activities used cash of $3,259 and $1,225 in fiscal 1999 and 2000, respectively.

Investment activities, primarily comprising capitalized software development costs, acquired fixed assets and purchased software licenses, were $(183) and $(153) for fiscal 1999 and 2000, respectively.

The Company's primary unused sources of funds at March 31, 2000 consisted of cash and cash equivalents of $815. On June 8, 1998, the Company's $2,000 line of credit with its bank expired and the $285 outstanding under the line of credit became due and payable. $225 of this amount remained outstanding as of May 11, 1999. In addition, $137 outstanding on an equipment line with the same lender also became due and payable. On May 11, 1999, the Company entered into a Settlement Agreement with the lender whereby SVR agreed to issue a cash payment for a portion of the debt and to issue warrants to purchase common stock ("Warrants") for cancellation of the remainder. The Settlement Agreement required that SVR make the cash payment and deliver the Warrants to the lender by June 8, 1999, which the Company did in full settlement of the debt.

In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000 of three-year notes and the sale of approximately 8,000 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction consisted of two closings. At the first closing, which took place on June 7, 1999, the Company received $768 cash proceeds. This included $711 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The second closing was originally scheduled for July 15, 1999. However, the second closing was extended until September 24, 1999, pending negotiation of a workout with the Creditors' Committee through the Credit Managers' Association to resolve accounts payable issues. A workout agreement was reached and the Company received approximately $312 cash proceeds from the second closing. The Company used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable. The Company used the balance of the proceeds to help fund its operations. The Company's CEO, the Company's Chairman of the Board, an affiliate of a Company director and two Company 10% shareholders participated in the financing.

The Company's operations have required substantial cash in the past; for example, $1,225 during fiscal 2000, down from $3,259 in 1999. Management has implemented cost reducing measures which helped yield this decrease and expects revenues to increase during fiscal 2001. However, the Company is required to pay creditors approximately $182 during calendar year 2000 in settlement of the workout agreement. Assuming management's cost reductions are maintained the entire fiscal year and revenue increases are achieved, the Company expects to be profitable and to fund future operations without requiring additional financing. However, if the Company grows and its receivables grow, the Company may seek to borrow against the equity in its receivables. It is also possible that the Company could require additional financing to fund future operations.

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

The unavailability or timing of any financing could prevent or delay the Company's continued development and marketing of SVR products and services. In addition, substantial curtailment of its operations may be required which could result in bankruptcy.

Other Factors Affecting Future Results

Recent and Expected Losses; Accumulated Deficit. The Company incurred a net loss of $792 for the year ended March 31, 2000 and had an accumulated deficit of $44,379 as of March 31, 2000. The Company may incur future losses although the Company expects to be profitable for fiscal 2001, building upon its profitability during the second half of fiscal 2000. There is no assurance that the Company will generate positive cash flow from its operations to fund its growth or that the Company will sustain profitability in any future period. To the extent the Company incurs losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future.

Need for Future Financing. As described above, under Management Discussion and Analysis-Liquidity and Capital Resources, as long as the Company's revenues continue to increase as anticipated and expenses are held to their second half of fiscal 2000 levels, additional financing to fund operations in the future should not be required. However, if the Company cannot achieve anticipated revenues, additional funding may be required to service the Company's current debt and any negative cash flow from operations. There can be no assurance that the Company will be able to raise such financing or that any such financing the Company is able to conduct will be on attractive terms.

Going Concern Assumptions. The Company's independent accountants' report on its consolidated financial statements as of and for the years ended March 31, 1999 and 2000 contained an explanatory paragraph indicating that the Company's historical operating losses and limited capital resources raise substantial doubt about its ability to continue as a going concern. If the Company is unable to generate sufficient cash from operations or if necessary, raise sufficient funds to cover the cost of operations, it is likely that any independent accountant's report on future financial statements will include a similar explanatory paragraph.

Dependence on Certain Customers and Resellers. The Company has entered into an agreement with The Shearwater Group that provides that The Shearwater Group will be the exclusive worldwide distributor for all of SVR products for a minimum term of one year. Such contract exclusivity will automatically be extended upon the achievement of certain sales goals for an additional one-year period. Otherwise, the Company and The Shearwater Group would negotiate the terms of extension, including exclusivity. While The Shearwater Group has a financial incentive to sell SVR products and its initial sales performance has been satisfactory, it has no contractual obligation to sell SVR products. There can be no assurance that the distributor will be able to successfully distribute and support SVR products on a timely basis or that such distributor will not reduce their efforts devoted to selling SVR products. There can be no assurance that the contract with the distributor will be automatically extended or renewed, and if renewed, what the terms would be. The loss of, or changes in, the relationship with, or performance by, the distributor would likely have a material adverse effect on the Company's business. A small number of customers account for a significant percentage of the Company's total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition.

New Products and Rapid Technological Change; Risk of Product Defects. The Electronic Design Automation ("EDA") industry is characterized by the following:

 .  extremely rapid technological change
 .  frequent new product introductions and enhancements

 .  evolving industry standards
 .  rapidly changing customer requirements

The development of more complex integrated circuits with new technologies will require more sophisticated design tools. The success of the Company's future operations partly depends upon its ability to enhance current products and to develop and introduce new products on a timely and cost-effective basis. SVR products and services must keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of SVR customers. During fiscal 2001, SVR will have an aggressive new product release and current product update program, upon which expected revenue increases are partially based. It is possible that in the future, the Company may experience delays in new product development and product enhancements. The Company has experienced similar delays in the past. Such delays would likely decrease expected fiscal 2001 revenues, which could cause the Company to incur losses and utilize its available cash or even run out of cash.

In fiscal 2000, SVR released a new product named QIC/APR. However, there is no guarantee that:

 .  this new product will gain market acceptance
 .  SVR will be successful in developing and marketing product enhancements
 . SVR will be successful in developing other new products that respond to technological change, evolving industry standards and changing customer requirements
 . SVR will not experience difficulties that could delay or prevent the successful development introduction and marketing of these products or product enhancements
 . new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance

All of SVR's present products operate in the Unix and/or Linux operating systems and the Company intends for all future products to operate in the Unix and Linux operating systems. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, the Company would be required to port its products. This would be costly and time consuming and could have a material adverse effect on the Company's business, operating results or financial condition. If the Company fails to develop and introduce new products and product enhancements in a timely and cost-effective manner, for technological or other reasons, it could also have material and adverse effects on its business, operating results and financial condition. Introducing or even announcing new products by SVR or its competitors, including new technologies or changes in industry standards or customer requirements, could render some or all of SVR's existing products obsolete or unmarketable. Furthermore, customers might defer purchases due to the introduction or announcement, which would also have a material adverse effect on the Company's business, operating results or financial condition.

Complex software products, such as those SVR offers, can contain defects or even fail when introduced or released. The Company has, in the past, discovered defects in certain of its products. The Company may experience delays or lost revenue in connection with repairs and corrections of defects found in the future. Although to date the Company has not experienced material adverse effects resulting from defects, it is possible in the future that despite testing, errors will go undiscovered in new products or releases until after shipment. These errors may result in loss of market share or failure to achieve market acceptance. If this were to occur, it could have a material adverse effect upon the Company's business, operating results or financial condition.

Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock. The Company's common stock was delisted from trading on the NASDAQ National Market November 16, 1998. The Company's common stock immediately began trading on the OTC Bulletin Board. As a result, the Company's ability to obtain additional financing through the issuance of common stock or securities convertible into common stock may be adversely affected. Investors might find that disposing of SVR common stock is more difficult than is has been in the past. The trading price of SVR common stock is currently less than $5.00 per share. Because the common stock falls into the category defined as penny stock, trading in the common stock is currently subject to certain rules promulgated under the
Exchange Act, which require additional disclosure by broker-dealers.   These
rules require the Company, in advance of trading, to provide you with disclosure schedules, which explain the penny stock market and associated risks. The rules impose various sales practice requirements on broker-dealers who sell penny stock. Broker-dealers engaging in some types of these transactions must make a special suitability determination and obtain your written consent prior to sale. This additional burden may discourage broker-dealers from actively effectuating common stock transactions, which in turn could have the adverse effect of severely limiting the marketability of SVR common stock. Therefore, the ability of Silicon Valley Research, Inc. shareholders to resell their stock would be limited. In turn, this could adversely effect the Company's ability to obtain future equity financing.

Possible Volatility of Stock Price. The market price of SVR common stock has been volatile. The following events could cause the market price of our common stock to fluctuate substantially:

 .  future announcements concerning the Company's competitors or its quarterly variations in operating results
 .  the introduction of technological innovations, new products, or changes in product pricing policies
 . proprietary rights or other litigation, or . changes in earnings estimates by analysts or other factors

The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies like SVR. These fluctuations have often been unrelated to the operating performance of particular companies.

In the past, shareholder class action suits have been filed against companies following periods of volatility of stock price. Litigation of this nature could occur in the Company's future. Litigation often diverts management attention and resources and is costly to the company. If the Company were placed in this position, it could have a material adverse effect on the Company's business, financial condition and operation results. Significant liabilities are always possible effects of litigation.

Potential Fluctuations in Quarterly Operating Results. Numerous factors may materially and unpredictably affect the Company's operating results, including:

 .  uncertainties of the size and timing of software license fees
 .  timing of co-development projects with customers
 .  timing of operating expenditures
 .  increased competition
 . new product announcements and releases by the Company and its competitors . gain or loss of significant customers or distributors
 .  expense levels
 .  renewal of maintenance contracts
 .  pricing changes by the Company or its competitors
 .  personnel changes
 .  foreign currency exchange rates
 .  economic conditions generally and in the electronics industry specifically

Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. Many of the Company's customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined. As a result, the Company operates with no significant backlog. Therefore, quarterly revenue and operating results will depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Historically, the Company has often recognized a substantial portion of license revenues in the last month of the quarter, with these revenues frequently concentrated in the last two weeks of the quarter. Operating results would be disproportionately affected by a reduction in revenue because only a small portion of expenses vary with revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period. The Company's revenues may or may not increase.

Lengthy Sales Cycle. The licensing and sale of the Company's software products generally involve a significant commitment of capital from prospective customers. Delays are frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of SVR products is typically lengthy and subject to a number of significant risks over which we have little or no control. Because the timing of customer orders is hard to predict, the Company believes that quarterly operating results are likely to vary significantly in the future. Actual results could vary materially as a result of a variety of factors, including, without limitation:

 . the high average selling price and long sales cycle for SVR products . the relatively small number of orders per quarter
 .  dependence on sales to a limited number of large customers
 .  timing of receipt of orders
 .  successful product introduction
 .  acceptance of SVR products and increased competition

Dependence Upon Semiconductor and Electronics Industries; General Economic and Market Conditions. Silicon Valley Research, Inc. is dependent upon the semiconductor and, more generally, the electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing. Each of these industries is highly volatile and has periodically experienced significant downturns. Often in connection with, or in anticipation of, declines in general economic conditions, the number of new integrated circuit design projects often decreases. Customer purchases of new licenses from the Company are largely dependent upon the commencement of new design projects. Factors negatively affecting any of these industries could have a material adverse effect on the Company's business, operating results or financial condition. The Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period due to patterns and general economic conditions in either the semiconductor or electronics industry.

International Sales. International sales, primarily in Japan and Taiwan, accounted for approximately 36% and 5% of the total revenue in fiscal 1999 and 2000, respectively. Declining revenues from international sales resulted primarily from closure of the Company's Tokyo office in December 1998, and Taiwan office in March 1999 brought about, in part, by the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia and increased competition in the EDA software market. The Company plans for international sales through The Shearwater Group, or upon their consent, one or more other distributors to account for a significant portion of revenue by the end of fiscal 2001, as had been the case prior to fiscal 2000. However, this revenue involves a number of inherent risks, including:

 . economic downturn in the electronics industry in Asia
 . traditionally slower adoption of SVR products internationally
 . general strikes or other disruptions in working conditions
 . generally longer receivables collection periods
 . unexpected changes in or impositions of legislative or regulatory requirements . reduced protection for intellectual property rights in some countries
 . potentially adverse taxes
 . delays resulting from difficulty in obtaining export licenses for certain technology
 . other trade barriers
 . The Shearwater Group's performance under the distributor agreement
 . Obtaining The Shearwater Group's consent and obtaining quality distributors if The Shearwater Group is not adequate to increase revenues

The factors listed above may have a material adverse effect on future international sales and, consequently, on operating results.

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

Dependence on Key Personnel. The Company's success depends to a significant extent upon a number of key technical and management employees, in particular, upon James O. Benouis, the Company's President and Chief Executive Officer. The Company does not currently have "key man" life insurance on Mr. Benouis. The loss of services of Mr. Benouis or any of the Company's other key employees could have a material adverse effect on the Company. See "Management Transition." The Company's success will depend in large part on its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires to grow.

Concentration of Stock Ownership. The Company's present directors, executive officers and 5% shareholders and their affiliates beneficially own approximately 54% of the outstanding common stock as of March 31, 2000. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Silicon Valley Research, Inc.

Depressive Effect of Warrants. As of March 31, 2000, the Company had a substantial number of common stock warrants outstanding with an exercise price of $0.125 (829) and of $0.37 (1,889). These warrants may have the effect of causing the stock price to be lower than it would be otherwise. During fiscal 2000, the Company received approximately $1,115 from the exercise of 8,902 warrants.

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

Inflation. To date, inflation has not had a significant impact on the results of our operations.

Recent Accounting Pronouncements. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Statement of Position 98-1 provides guidance for determining whether computer software is internal-use software and on capitalization of the costs associated with internal-use computer software. It also provides guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by Statement of Position 98-1 are effective for the year ending March 31, 2000 consolidated financial statements.

Year 2000 Issue. The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit year, as opposed to a four-digit year. The Company has not experienced and does not anticipate any material adverse effects from Y2K on its operations or financial position.

Item 7.  Financial Statements and Financial Statement Schedules

Index to Financial Statements and Financial Statement Schedules

Financial Statements:

     Report of Independent Accountants                                                18
     Report of Management                                                             19
     Consolidated Balance Sheet as of March 31, 2000                                  20
     Consolidated Statements of Operations for the years ended March 31,
       1999 and 2000                                                                  21
     Consolidated Statements of Changes in Shareholders' Equity for the years
       ended March 31, 1999 and 2000                                                  22
     Consolidated Statements of Cash Flows for the years ended March 31,
       1999 and 2000                                                                  23
     Notes to Consolidated Financial Statements                                    24-33

All other financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of Silicon Valley Research, Inc.

We have audited the accompanying consolidated balance sheet of Silicon Valley Research, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Research, Inc. and subsidiaries as of March 31, 2000, and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

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



/s/  Moss Adams LLP

San Francisco, California
May 12, 2000

Report of Management

To Our Shareholders:

The consolidated financial statements have been prepared by the Company, and we are responsible for their content. They are prepared in conformity with generally accepted accounting principles, and in this regard we have undertaken to make informed judgments and estimates, where necessary, of the expected effects of events and transactions. The other financial information in this Annual Report on Form 10-KSB is consistent with that in the consolidated financial statements.

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



Robert R. Anderson               James O. Benouis
Chairman of the Board            President and
                                 Chief Executive Officer



San Jose, California
June 29, 2000

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                     (in thousands)


                                               March 31, 2000
                                               --------------
Assets
Current Assets
Cash and cash equivalents                          $    815
Accounts receivable, net of allowances of $85           892
Prepaid expenses and other current assets               121
                                                   --------
                                                      1,828

Fixed assets, net                                       123
Other assets, net                                       560
                                                   --------
                                                   $  2,511
                                                   ========

Liabilities and Shareholders' Equity

Current Liabilities
Notes payable                                            25
Accounts payable                                        266
Accrued expenses                                        290
Deferred revenue                                          8
                                                   --------
                                                        589
                                                   --------

Long-term debt, less current portion                  1,000
                                                   --------

Deferred tax liability                                   17
                                                   --------

Commitments  and contingencies (Note 7)

Shareholders' Equity
Preferred stock, no par value;
   authorized:  1,000 shares;
   issued and outstanding: none                           -
Common stock,  no par value;
   authorized:  60,000 shares;
   issued and outstanding: 35,184 shares             45,284
Accumulated deficit                                 (44,379)
                                                   --------
                                                        905
                                                   --------

                                                   $  2,511
                                                   ========



  The accompanying notes are an integral part of these consolidated financial statements.

                         SILICON VALLEY RESEARCH, INC.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                           Years Ended March 31,

                                               1999       2000
                                            -------    -------
Revenue
License fees and other                      $   645    $   843
Maintenance and services                      1,401      1,222
                                            -------    -------
     Total revenue                            2,046      2,065
                                            -------    -------

Cost of revenue
License fees and other                          339        306
Maintenance and services                        776        782
                                            -------    -------
     Total cost of revenue                    1,115      1,088
                                            -------    -------

Gross margin                                    931        977
                                            -------    -------

Operating expenses
Engineering, research and development         2,275      1,070
Selling and marketing                         1,974        381
General and administrative                      909        521
                                            -------    -------
     Total operating expenses                 5,158      1,972
                                            -------    -------

Operating loss                               (4,227)      (995)
                                            -------    -------

Other income (expense)
Interest income                                  54          5
Interest expense                                (60)       (73)
Other, net                                       (8)       271
                                            -------    -------
     Total other income (expense)               (14)       203
                                            -------    -------

Loss before provision for income taxes       (4,241)      (792)

Provision for income taxes                        -          -
                                            -------    -------

Net loss                                    $(4,241)   $  (792)
                                            =======    =======

Net loss per basic and diluted share        $ (0.16)   $ (0.03)
                                            =======    =======

Weighted-average common shares
outstanding (basic and diluted)              25,748     28,172
                                            =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         SILICON VALLEY RESEARCH, INC.
                 Consolidated Statement of Shareholders' Equity

                                                                                   Accumulated
                                                                                      Other
                                        Common Stock           Accumulated         Comprehensive    Comprehensive
(In thousands)                      Shares        Amount          Deficit          Income(Loss)      Income(Loss)     Total
                                  ------------   -----------   --------------   ---------------     -------------  -----------

Balances, March 31, 1998                 23,759        $41,834         $(39,346)       $     76                      $ 2,564
                                         ------        -------         --------        --------

Foreign currency translation
 adjustment                                  --             --               --              41                41     $    41
Net loss                                     --             --           (4,241)             --            (4,241)      (4,241)

Comprehensive income                         --             --               --              --           $(4,200)          --
                                                                                                           ======
Common stock issued under
 stock option and stock
 purchase plans                              77             51               --              --                             51
Proceeds from issuance
 of common stock                          2,378          2,045               --              --                          2,045
                                         ------        -------         --------        --------                         ------

Balances, March 31, 1999                 26,214        $43,930         $(43,587)       $    117                        $   460
                                         ======        =======         ========        ========                        =======

Foreign currency translation
 adjustment                                  --             --               --            (117)             (117)     $  (117)
Net loss                                     --             --             (792)             --              (792)        (792)
                                                                                             --            ------
Comprehensive income(loss)                   --             --               --              --           $  (909)          --
                                                                                                           ======
Common stock issued under
 stock option and stock
 purchase plans                              68             28               --              --                             28
Proceeds from issuance
 of common stock                          8,902          1,326               --              --                          1,326
                                         ------        -------          -------         -------                        -------

Balances, March 31, 2000                 35,184        $45,284         $(44,379)        $    --                        $   905
                                         ======        =======         ========         =======                        =======

 The accompanying notes are an integral part of these consolidated  financial statements.

                         SILICON VALLEY RESEARCH, INC.
                      Consolidated Statement of Cash Flows
                                (in thousands)


Years Ended March 31,

                                                           1999       2000
                                                          -------    -------
Cash Flows from Operating Activities:

Net loss                                                  $(4,241)   $  (792)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization:
   Fixed assets                                               280        137
   Software licenses and development costs                    840        491
  Loss on sale of fixed assets                                 38         41
  Provision for impairment of software                        153         --
  Gain on cancellation of debt                                 --       (142)
  Changes in assets and liabilities:
   Accounts receivable                                         40       (448)
   Prepaid expenses and other current assets                  148        (12)
   Accounts payable                                            98       (138)
   Accrued expenses                                          (490)      (169)
   Deferred maintenance revenue                              (304)      (227)
   Other, net                                                 179         34
                                                          -------    -------
Net cash used in operating activities                      (3,259)    (1,225)
                                                          -------    -------

Cash Flows from Investing Activities:

Acquisition of fixed assets                                   (52)       (21)
Proceeds on sale of fixed assets                               31         11
Capitalization of software development costs and
 purchase of software licenses                               (162)      (143)
                                                          -------    -------
Net cash used in investing activities                        (183)      (153)
                                                          -------    -------

Cash Flows from Financing Activities:

Proceeds from subordinated debt financing                      --      1,000
Principal payments of long-term debt                         (224)      (135)
Principal payments on notes payable                          (150)       (25)
Proceeds from issuance of common stock and warrants         2,096      1,223
                                                          -------    -------
Net cash provided by financing activities                   1,722      2,063
                                                          -------    -------

Effect of exchange rate changes on cash                        41       (117)
                                                          -------    -------

Net increase (decrease) in cash and cash equivalents       (1,679)       568
Cash and cash equivalents at beginning of year              1,926        247
                                                          -------    -------

Cash and cash equivalents at end of year                  $   247    $   815
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

Revenue Recognition

Revenues comprise license fees for the Company's software products (except in Japan where revenues comprise sales of the Company's software products) and fees for services complementing its products, including annual maintenance and support, training and consulting. Revenue also includes design services.

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 97-2 and 98-4, Software Revenue Recognition. Revenue from licenses is recorded when a license agreement has been executed, the software has been delivered or shipped and the customer is invoiced. Software maintenance revenue, including maintenance revenue bundled with the initial product license revenue, is recognized ratably over the contract period. The maintenance revenue bundled with the initial product license revenue is unbundled based on prices for which maintenance is sold separately to customers. Training, consulting and design revenues are recognized as these services are performed.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists principally of accounts receivable. The composition of the Company's accounts receivable with respect to the semiconductor industry is characterized by generally short collection terms.
The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States and Asia. Generally, the Company performs ongoing evaluation of its customer's financial condition and does not require collateral, allowances for potential credit losses are maintained and such losses have been within management's expectations. At March 31, 2000, three customers accounted for 76% of the Company's total receivables.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                Year ended March 31,
                                                --------------------

(in thousands)                                     1999       2000
                                                -------    -------

Net loss                                        $(4,241)   $  (792)
                                                =======    =======

Weighted-average common shares
  outstanding (basic)                            25,748     28,172
Weighted-average common stock equivalents:
  Stock options                                       -          -
  Warrants                                            -          -
                                                -------    -------
Weighted-average common shares
  outstanding (diluted)                          25,748     28,172
                                                =======    =======

Options to purchase 3,568 shares of common stock at prices ranging from $0.135 to $6.50 per share were outstanding at March 31, 2000, but were not included in the computation of diluted EPS because inclusion of such options would have been antidilutive.

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

                         SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

Stock-Based Compensation Plans

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of the Company's stock and the amount an employee must pay to acquire the stock. The Company's policy is to grant options with an exercise price equal to the closing trade price of the Company's stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans.

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

NOTE 2 FIXED ASSETS



Fixed assets comprise:                                                       March 31, 2000
                                                                             --------------
Computer equipment                                                                  $ 1,991
Office equipment                                                                        395
                                                                                    -------
                                                                                      2,386
Less accumulated depreciation and amortization                                       (2,263)
                                                                                    -------
                                                                                    $   123
                                                                                    =======

There are no fixed assets acquired under capital leases included above.

NOTE 3  OTHER ASSETS

                                                                             March 31, 2000
                                                                             --------------
Other assets comprise:
Software development costs                                                          $   942
Software licenses                                                                       979
                                                                                    -------
                                                                                      1,921
Less accumulated  amortization                                                       (1,577)
                                                                                    -------
                                                                                        344
Prepaid royalties                                                                        25
Goodwill                                                                                147
Other                                                                                    44
                                                                                    -------
                                                                                    $   560
                                                                                    =======

Software development costs capitalized during 2000 were $143 and the related amortization during the year was $306. Other consists primarily of deposits on facilities and equipment leases.

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

                                                     March 31,
                                                 1999       2000
                                                -------    -----
Net loss                                        $(4,241)   $(792)
Other comprehensive gain (loss)                      41     (117)
                                                -------    -----
Total comprehensive income (loss)               $(4,200)   $(909)
                                                =======    =====

NOTE 5  ACCRUED EXPENSES

Accrued expenses comprise:                        March 31, 2000
                                                  --------------
Accrued payroll and related costs                      $  75
Taxes payable                                            106
Commissions payable                                       75
Other                                                     34
                                                       -----
                                                       $ 290
                                                       =====

Other consists of accruals related to expenses incurred in the normal course of business, such as interest and sales expenses.

NOTE 6 BANK BORROWINGS AND LONG-TERM DEBT

Long-term debt comprise:      March 31, 2000
                              --------------
Notes payable                      1,000
Less current portion                   -
                                --------
                                  $1,000
                                ========

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

In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000 of three-year notes and the sale of approximately 8,000 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction consists of two closings. The first closing took place on June 7, 1999. The Company received $768 cash proceeds from this closing. This included $711 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The second closing was to have taken place on July 15, 1999. The closing was extended until September 24, 1999 pending negotiation of a workout with the Creditors' Committee through the Credit Managers' Association to resolve accounts payable issues that was satisfactory to the majority of the investors. An agreement was reached and the Company received approximately $312 cash proceeds from the second closing. The Company has used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable and used the balance of the proceeds to help fund its

                         SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

operations. The Company's CEO, the Company's Chairman of the Board, an affiliate of a Company director and two Company 10% shareholders participated in the financing. These notes mature during the fiscal year ending March 31, 2003.

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters and IC design offices in the United States under operating leases expiring June 30, 2001. Non-cancelable rental payments over the term of leases exceeding one year are as follows:

              2001      $175
              2002        44
                        ----
                        $219
                        ====

The Company is generally responsible for its pro rata share of taxes, maintenance and insurance on the facilities. Rental expense aggregated $720 and $217 in 1999 and 2000, respectively.

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

The Plan permits Company contributions determined annually by the Board of Directors. Contributions authorized, if any, will not exceed amounts allowed by Internal Revenue Code Section 404. Allocation of employer contributions to participant's accounts is determined by the Board of Directors at the time of contribution. The Company contributed $4 and $1 to the Plan during fiscal 1999 and 2000, respectively. Administrative costs paid by the Company were insignificant during fiscal 1999 and 2000.

NOTE 9 CAPITAL STOCK

Preferred Stock

The Company's Board of Directors has the authority to issue up to 1,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the Company's shareholders.

Stock Options

At March 31, 2000, the Company has reserved 5,449 shares of common stock for issuance under its Employee Stock Option Plan and Directors' Stock Option Plan. Options are granted under the Employee Stock Option Plan by the Board of Directors at an exercise price equal to the fair market value as determined by the closing trading price on the grant date. Generally, 20% of the shares pursuant to the options vests one year from the date of grant with the remaining shares vesting in equal monthly installments over the next four years.

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

                         SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

At March 31, 2000, options to purchase 765 shares of common stock were vested, and 3,155 shares of common stock were available for future grant.

The following table summarizes stock option activity under the Company's Plans:

                                                            For the year ended                         For the year ended
                                                              March 31, 1999                             March 31, 2000
                                                  ---------------------------------------   ---------------------------------------

                                                                         Weighted-Average                          Weighted-Average
                                                         Shares           Exercise Price         Shares             Exercise Price
                                                  -------------------    ----------------   ------------------    -----------------
Outstanding at beginning of year                            2,006               $0.83                1,399              $0.72
Granted                                                       868                0.49                3,154               0.14
Exercised                                                     (46)               0.88                  (58)              0.47
Forfeited                                                  (1,429)               0.73                 (927)              0.38
                                                           ------                                    -----
Outstanding at end of year                                  1,399               $0.72                3,568              $0.29
                                                           ======                                    =====

Options exercisable at year-end                               422                                      765

The following table summarizes information about stock options outstanding and exercisable at March 31, 2000:

                                          Options Outstanding                                        Options Exercisable
                                    ------------------------------                            ---------------------------------
                                                    Weighted-
                                       Shares        Average              Weighted-              Shares            Weighted-
Range of                            Outstanding     Remaining               Average            Exercisable         Average
Exercise Prices                     at 3/31/00    Contractual Life       Exercise Price        at 3/31/00        Exercise Price
$ 0.13 - $ 0.13                        2,577           9.58                   $0.13                  275              $0.13
$ 0.14 - $ 0.59                          613           7.56                    0.51                  217               0.55
$ 0.87 - $ 1.44                          366           5.99                    0.92                  261               0.94
$ 3.19 - $ 3.50                           10           3.84                    3.27                   10               3.27
$ 6.50 - $ 6.50                            2           4.47                    6.50                    2               6.50
                                       -----         ------                   -----                -----              -----
                                       3,568           8.84                   $0.29                  765              $0.59
                                       =====         ======                   =====                =====              =====

The Company applies the provisions of APB 25 and related interpretations in accounting for compensation expense under the Employee Stock Option Plan, the Directors' Stock Option Plan and the Employee Stock Purchase Plan. Had compensation expense under these plans been determined pursuant to FAS 123, the Company's net income (loss) per share for the years ended March 31, 1999 and 2000 would have been as follows:

                                                  1999       2000
                                                 -------    -------
Net loss                          As reported   $(4,241)   $  (792)
                                  Pro forma     $(4,531)   $(1,126)

Net loss per share (basic)        As reported   $ (0.16)    $ (0.03)
                                  Pro forma     $ (0.18)    $ (0.04)

Net loss per share (diluted)      As reported   $ (0.16)    $ (0.03)
                                  Pro forma     $ (0.18)    $ (0.04)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 1999 and 2000, respectively; expected volatility of 108% and 143%; weighted-average risk-free interest rates of 4.99% and 5.91%, and weighted-average expected lives of 3.44 and 3.00. The weighted-average fair value of options granted in 1999 and 2000 was $0.33 and $0.1058, respectively.

                         SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

Warrants

The following warrants to purchase shares of the Company's common stock are outstanding and fully vested at March 31, 2000:

Expiring During
the Fiscal                                 Number of Common
Year Ending           Exercise Price    Shares Under Warrants
------------------   ----------------   ---------------------
     3/31/01                   $ 1.31            4,517
     3/31/03                   $ 0.53            3,330
     3/31/05                   $0.125              829
     3/31/06                   $ 0.37            1,888
                                                ------
                                                10,564
                                                ======

During the fiscal year ended March 31, 2000, 9,394 warrants were exercised.

Employee Stock Purchase Plan

The 1993 Employee Stock Purchase Plan, under which 650 shares of common stock have been reserved for issuance, allows substantially all employees to subscribe to shares of common stock during participation periods set by the Board of Directors at a purchase price which is the lower of 85% of the fair market value at the beginning or the end of each period. There were 30 and 10 shares of common stock issued under the plan in 1999 and 2000, respectively, leaving a balance of 331 shares available for issuance at March 31, 2000.

NOTE 10  INCOME TAXES

The provision for income taxes consists of the following:

Years ended March 31,       1999    2000
                           -----   -----

Current:
Federal                    $   -   $   -
State                          -       -
Deferred                       -       -
Foreign                        -       -
                           -----   -----
     Total provision       $   -   $   -
                           =====   =====

Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting. The net deferred tax assets at March 31 consists of the following:

                                                         2000
                                                      --------
Allowances and accruals not currently deductible      $    107
Net operating losses and other credits                  14,847
                                                      --------
     Total deferred tax assets                          14,954
Less: valuation allowance                              (14,954)
                                                      --------
     Net deferred tax asset                           $      0
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

                         SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

At March 31, 2000, the Company had available federal and state tax net operating loss carryforwards of approximately $41,000 and $11,000, respectively. The federal and state tax net operating loss carryforwards expire from 2001 to 2020 and 2001 to 2005, respectively. The Company has federal and state research and development credit carryforwards of approximately $726 and $513, respectively, expiring from 2008 through 2019. These credits may be available to offset future taxes.

A reconciliation between the provision for income taxes computed at the statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

Years ended March 31,                             1999       2000
                                                 -------    -------
Provision (benefit) at U.S. statutory rate       $(1,609)   $(2,669)
Tax losses not currently benefited                 1,609      2,669
                                                 -------    -------
     Tax provision                               $     0    $     0
                                                 =======    =======


NOTE 11  SUPPLEMENTAL CASH FLOW INFORMATION

Years ended March 31,                             1999       2000
                                                 -------    -------
Cash paid during the period for:
Interest                                         $    60    $    46
Income taxes                                     $     -    $     -

Noncash investing and financing activities: During the year ended March 31, 2000, the Company issued warrants valued at $131 as consideration for the repayment of long-term debt.

NOTE 12  BUSINESS SEGMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by FAS 131 are effective for the Company's consolidated financial statements for the year ending March 31, 2000.

The Company's products are principally distributed and serviced through its worldwide distributor, The Shearwater Group. Effective December 1998, the Company discontinued operating its Tokyo office and in March 1999, the Company discontinued operating its Taiwan office. The Company now uses its distributor to service these markets.

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

The following table summarizes the United States, European, Japanese and Taiwanese operations of the Company:

                         SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                    (in thousands, except share price data)

                                         United States                                        Adjustments
                                                 Quality                                          and
                                       SVR      I.C. Corp    Europe   Japan       Taiwan      Eliminations    Consolidated
                                     --------   ----------   ------   ------   ------------   -------------   -------------
Year ended March 31, 1999

Sales to unaffiliated customers      $   884       $  726    $86      $ 350       $   -          $   -          $ 2,046
Transfer between geographic
 regions                                 312          463      -          -           -           (775)               -
                                     -------       ------    ---      -----       -----          -----          -------
Total sales                          $ 1,196       $1,189    $86      $ 350       $   -          $(775)         $ 2,046
                                     =======       ======    ===      =====       =====          =====          =======

Operating income (loss)              $(3,639)      $    8    $62      $(451)      $(207)         $   -          $(4,227)
                                     =======       ======    ===      =====       =====          =====          =======

Identifiable assets                  $ 1,678       $  302    $ -      $  79       $   -          $   -          $ 2,059
                                     =======       ======    ===      =====       =====          =====          =======
Year ended March 31, 2000

Sales to unaffiliated customers      $ 1,051       $  980    $24      $  10       $   -          $   -          $ 2,065
Transfer between geographic
 regions                                   -            -      -          -           -              -                -
                                     -------       ------    ---      -----       -----          -----          -------
Total sales                          $ 1,051       $  980    $24      $  10       $   -          $   -          $ 2,065
                                     =======       ======    ===      =====       =====          =====          =======

Operating income (loss)              $  (945)      $ (101)   $24      $   8       $  19          $   -          $  (995)
                                     =======       ======    ===      =====       =====          =====          =======

Identifiable assets                  $ 2,308       $  203    $ -      $   -       $   -          $   -          $ 2,511
                                     =======       ======    ===      =====       =====          ======         =======

Included in total United States revenue are export sales of $307 and $59 for 1999 and 2000, respectively, principally to the Far East. Total consolidated revenue outside of the United States was $744 and $93 in 1999 and 2000, respectively.

Revenue from one product accounted for 13% of the Company's consolidated revenue in fiscal 2000. A small number of customers account for a significant percentage of the Company's total revenue as follows:

                        Year ended March 31,
                        --------------------
          Customer          1999    2000
          --------          ----    ----

            A               18%     16%
            B                *%     13%
            C                *%     12%

     * less than 10% of consolidated revenue

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance Section 16(a) of the Exchange Act

The following sets forth certain information regarding the executive officers of the Registrant:

Executive officers serve at the discretion of the Board of Directors of the Registrant.

Robert R. Anderson (age 62) became Chairman of SVR in January 1994 and re-assumed the position of Chief Executive Officer in December 1996 until August 1998. Prior to that, Mr. Anderson was Chief Executive Officer from April 1994 until July 1995 and was Chief Financial Officer from September 1994 to November 1995. Mr. Anderson co-founded KLA Instruments Corporation "KLA," a supplier of equipment for semiconductor companies, in 1975. He served as Vice-Chairman of the Board of KLA from November 1991 to March 1994 and served as Chairman of the Board of KLA from May 1985 to November 1991. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer of KLA for nine years. Mr. Anderson currently serves as a director of Applied Science & Technology Inc., a supplier of systems components for the semiconductor industry, Metron Technology N.V., a distributor of parts and equipment for the semiconductor industry and Trikon Technologies, Inc., a manufacturer of semiconductor process equipment.

James O. Benouis (age 32) became President and Chief Operating Officer of the Company in March 1998 and was appointed Chief Executive Officer in August 1998. Mr. Benouis came to the Company from Quality I.C. Corporation ("QIC"), an integrated circuit design services company based in Austin, Texas, which was acquired by the Company in March 1998, where he was President from 1995 to 1998. While at QIC, his roles included project leadership for all IC design projects, software enhancements and daily business operation management. He holds a degree in Electrical Engineering from the University of Texas.

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 2000 for the information required by Item 9 with respect to the Company's directors and the information required by Item 405 of Regulation S-B.

Item 10.  Executive Compensation

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 2000 for the information required by Item 10.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, before, July 29, 2000 for the information required by Item 11.

Item 12.  Certain Relationships and Related Transactions

The Registrant incorporates by reference the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A on, or before, July 29, 2000 for the information required by Item 12.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

(A) EXHIBITS

(a)(1) The financial statements filed as part of this Report at Item 7 are listed in the Index to Financial Statements and Financial Statement Schedules on page 17 of this Report.

(a)(2) The financial statement schedule filed as part of this Report at Item 7 is listed in the Index to Financial Statements and Financial Statement Schedules on page 17 of this Report.

(a)(3) The following exhibits are filed with this Annual Report on Form 10-KSB:

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

10.01Agreement and Stipulation between Registrant and Finova Technology
     Finance, Inc. (incorporated by reference to Exhibit 10.01 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

10.02Workout Agreement of Silicon Valley Research, Inc. (incorporated by reference to Exhibit 10.02 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

10.03Contract with The Shearwater Group dated November 11, 1999 (incorporated by reference to Exhibit 10.03 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999).

21.01  Subsidiaries of the Registrant

23.01  Consent of Moss Adams LLP

27.00  Financial Data Schedule


REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SILICON VALLEY RESEARCH, INC.
                              (Registrant)
                              Officer

Date:      June 29, 2000      By:  /s/ James O. Benouis
       -----------------           --------------------
                                   James O. Benouis, President, Chief Executive
                                   Officer and Chief Accounting Officer


                               POWER OF ATTORNEY

Each of the officers and directors of Silicon Valley Research, Inc. whose signature appears below hereby constitutes and appoints Robert R. Anderson and James O. Benouis and each of them, their true and lawful attorneys and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to the annual report on Form 10-KSB and to perform any acts necessary in order to file such amendments, and each of the undersigned does hereby ratify and confirm all that said attorneys and agents or their or his substitutes, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME/TITLE                                                   DATE


       /s/ Robert R. Anderson                               June 29, 2000
---------------------------------------------           -----------------
Robert R. Anderson, Chairman of the Board


       /s/ James O. Benouis                                 June 29, 2000
---------------------------------------------           -----------------
James O. Benouis, President, Chief Executive
Officer and Director (Principal Executive and
Financial Officer)


       /s/ David G. Arscott                                 June 29, 2000
---------------------------------------------           -----------------
David G. Arscott, Director