Form 10KSB/A
period 2000-03-31
SILICON VALLEY RESEARCH INC
filed 2000-07-31
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    X       NO___
            -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of bid and asked prices of the Registrant's common stock on June 20, 2000 in the over-the-counter market, was approximately $6,200,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 20, 2000, Issuer had 35,565,552 shares of common stock outstanding.

Transitional Small Business Disclosure Format:   _____yes    X  no
                                                           -----

The Registrant hereby amends the cover page of the Form 10KSB for the fiscal year ended March 31, 2000 to change the aggregate market value of the voting stock held by non-affiliates from $3,200,000 to $6,200,000 and to change the number of outstanding shares from 35,566,396 to 35,565,552. Such amendments have been reflected on the cover page to this amendment.

The Registrant hereby amends Part III to the Form 10KSB for the fiscal year ended March 31, 2000 to read in full as set forth below.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance Section 16(a) of the Exchange Act

The following sets forth certain information regarding the executive officers and directors of the Registrant:

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

David G. Arscott (age 56) is General Partner and Co-Founder of Compass Technology Partners which invests in public and private technology companies. He began his career with Citicorp Venture Capital Limited and in 1973 opened its West Coast office. In 1978, Mr. Arscott co-founded Arscott Norton & Associates which formed three venture capital funds. He is a director and past Chairman of Lam Research Corporation and a director of Cyberstate University. He has formerly served as President and Director of the Western Association of Venture Capitalists. Mr. Arscott earned his B.A. degree from the College of Wooster
(1966) and his MBA from the University of Michigan.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a).

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representation that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with during the fiscal year ended March 31, 1999 with the exception of Form 4's for February 2000 for Robert R. Anderson, James O. Benouis, David G. Arscott and J.F. Shea Co., Inc. that were filed with the SEC one day past the due date.

Item 10. Executive Compensation

The following table sets forth information concerning the compensation paid to the persons who served as the Company's Chief Executive Officer during fiscal 2000 and the Company's three most highly compensated executive officers who were serving as executive officers at the end of fiscal 2000 whose salary and bonus for fiscal 2000 was at least $100,000 for all services in all capacities to the Company during fiscal 2000, 1999 and 1998.

                          Summary Compensation Table

                                                       Annual                                       Long-Term
                                                    Compensation                                   Compensation
                                                 --------------------                         -----------------------
                                                                       Other Annual                         All Other
Name and                     Fiscal            Salary        Bonus     Compensation       Options         Compensation
Principal Position            Year              ($)           ($)          ($) (1)            (#)            ($) (2)
------------------           ------            ------        ------      ----------       --------           --------
James O. Benouis              2000             182,292           0              --        1,500,000             8,125
   President and              1999             175,000           0              --                0             7,800
   Chief Executive Officer    1998              14,583 (3)       0              --          350,000               650


------------------------------
(1)  Such Other Annual Compensation did not exceed the lesser of (i) $50,000 or
     (ii) 10% of such executive officers' salary and bonus combined.
(2) All Other Compensation paid to the executive officers is comprised of group-term life insurance premiums and auto allowances.
(3) Mr. Benouis became an employee of Silicon Valley Research, Inc. one month prior to fiscal year end.


                         Option Grants in Fiscal 2000

                                     Percent of
                       Options     Total Options
                       Granted       Granted to    Exercise
                      (shares)      Employees in     Price     Expiration
                         (#)        Fiscal 2000    ($/Sh)(1)      Date
                      --------      -----------    ---------   ----------

James O. Benouis       250,000 (2)       8%          0.1350     10/27/09
                     1,250,000 (3)      40%          0.1350     10/27/09

(1) All options have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

(2) Incentive Stock Option granted under the Company's 1988 Stock Option Plan. Options become exercisable as the underlying shares vest. 31,250 shares vest monthly for 8 months commencing one month from date of grant, 10/27/99. See also the Change-in-Control Arrangements as described below.

(3) Non-qualified Stock Option granted outside of the Company's 1988 Stock Option Plan. Options become exercisable as the underlying shares vest. 31,250 shares vest monthly for 40 months commencing nine months from date of grant, 10/27/99. See also the Change-in-Control Arrangements as described below. The shares underlying this option are not registered. However, the Company plans to file a Registration Statement on Form S-8 to register the shares.

                       Fiscal Year End Option Values (1)

                           Number of Securities                      Value of Unexercised In-the-
                          Underlying Unexercised                         Money Options at
                         Options at Fiscal Year End(#)                Fiscal Year End ($)(2)
                         -----------------------------                ----------------------
Name                     Exercisable      Unexercisable              Exercisable     Unexercisable
----                     -----------      -------------              -----------     -------------
James O. Benouis             296,245        1,553,755                   89,754           694,871
--------------------

(1) There were no exercises of options to purchase the Company's Common Stock by the persons named in the Summary Compensation Table during fiscal 2000.
(2) Based on the difference between the exercise price and the fair market value of the options on March 31, 2000. The fair market value is the closing price of a share of SVR common stock, which was $0.64.

Directors received no fee for serving as directors in fiscal 2000. Each of the Company's non-employee directors received options under the Company's 1990 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, non-employee directors are granted an annual option to purchase 9,000 shares of the Company's Common Stock. They are also granted an option to purchase 45,000 shares of the Company's Common Stock upon appointment to the Board of Directors. The options typically vest over four years, with 25% vesting one year from date of grant and the remaining vesting monthly at a rate of 1/48 thereafter.

Under the Company's 1988 Stock Option Plan, in the event of a dissolution or liquidation of the Company, a merger in which the Company is not the surviving corporation, a transaction or series of transactions in which 50% or more of the then outstanding voting stock is sold or otherwise transferred to a single transferee or group of related transferees, or the sale of all or substantially all of the assets of the Company, any or all outstanding options may be assumed or replaced by the successor corporation, which assumption or replacement shall be binding on all optionees. In the alternative, the successor corporation may substitute equivalent options or provide substantially similar consideration to optionees as was provided to shareholders (after taking into account the existing provisions of the options). The successor corporation may also issue, in place of outstanding shares of the Company held by the optionee, substantially similar shares or other property subject to repurchase restrictions no less favorable to the optionee.

Under the Company's Directors' Plan, in the event of a Transfer of Control (as defined in the Directors' Plan) of the Company, any unexercisable or unvested portion of outstanding options will be immediately exercisable and vested in full as of the date 10 days prior to the date of the Transfer of Control. In addition, the Board of Directors of the Company, in its sole discretion, may arrange for the acquiring corporation to either assume the Company's rights and obligations under outstanding options or substitute substantially equivalent options for the acquiring corporation's stock for outstanding options. Any options which are neither assumed or substituted by the acquiring corporation in connection with the Transfer of Control nor exercised as of the date of the Transfer of Control will terminate and cease to be outstanding as of the date of the Transfer of Control.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 20, 2000, with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director of the Company,
(iii) the persons named in the Summary Compensation Table below and (iv) all executive officers and directors of the Company as a group.

 Name and Address of Beneficial                           Amount and Nature of              Percent
  Owner or Identity of Group                             Beneficial Ownership(1)           of Class(2)
------------------------------                           -----------------------           -----------
J.F. Shea Co., Inc. (3),........................                       7,866,890                21.1
      655 Brea Canyon Road
      Walnut, CA  91789

James O. Benouis (4),...........................                       2,586,166                 7.2
      7608 Highway 71 West, Suites C & D
      Austin, TX  78735

David G. Arscott (5),...........................                       2,572,199                 7.2
      1550 El Camino Real, Suite 275
      Menlo Park, CA  94025

Robert R. Anderson (6),.........................                       1,316,574                 3.6
      6360 San Ignacio Avenue
      San Jose, CA  95119

All executive officers and directors as a group (7)
(3 persons).....................................                       6,474,939                17.5
---------------

(1) Unless otherwise indicated below, each person or entity named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

(2) Percentage of ownership is based on 35,565,552 shares of Common Stock outstanding on June 20, 2000.

(3) Includes 1,711,093 shares subject to warrants exercisable within 60 days of June 20, 2000 held by J.F. Shea Co., Inc. ("JFSCI"), 7,258 shares held by Peter O. Shea, Vice President and Director of JFSCI, and 7,258 shares held by John F. Shea, President and Director of JFSCI. Also includes 472,258 shares held by the E&M RP Trust (of which Mr. Edmund H. Shea, Jr., Vice President and Director of JFSCI, is trustee).

(4) Includes 450,411 shares subject to options exercisable within 60 days of June 20, 2000.

(5) Includes 756,046 shares and 122,796 shares subject to warrants exercisable within 60 days of June 20, 2000 held by Compass Chicago Partners, L.P., 82,590 shares and 19,066 shares subject to warrants exercisable within 60 days of June 20, 2000 held by Compass Management Partners, L.P. and 1,305,975 shares and 248,503 shares subject to warrants exercisable within 60 days of June 20, 2000 held by Compass Technology Partners, L.P. Mr. Arscott is a General Partner of Compass Chicago Partners, L.P., Compass Management Partners, L.P. and Compass Technology Partners, L.P. Mr. Arscott disclaims beneficial ownership of the portion of the shares and warrants that exceeds his proportionate interest in the limited partnerships. Also includes 24,098 shares and 13,125 shares subject to options exercisable within 60 days of June 20, 2000 held directly by Mr. Arscott.

(6) Includes 70,000 shares held in trusts of which Mr. Anderson is trustee, including 12,500 shares held by the Robert K. Anderson Trust, 12,500 shares held by the Sharon Davidson Trust, 10,000 shares held by the Steven Davidson Trust and 35,000 shares held by the Timothy R. Anderson Trust. Also includes 415,914 shares subject to warrants exercisable within 60 days of June 20, 2000 and 227,999 shares subject to options exercisable within 60 days of June 20, 2000 held directly by Mr. Anderson.

(7) Includes 691,535 shares subject to options exercisable within 60 days of June 20, 2000 and 806,279 shares subject to warrants exercisable within 60 days of June 20, 2000.


Item 12. Certain Relationships and Related Transactions

On November 11, 1999, the Company entered into an agreement with The Shearwater Group that provides that The Shearwater Group will be the exclusive worldwide distributor for all of SVR products for a minimum term of one year. Such contract exclusivity will automatically be extended upon the achievement of certain sales goals for an additional one-year period. Otherwise, the Company and The Shearwater Group would negotiate the terms of extension, including exclusivity. David Knight, Chairman of the Board of The Shearwater Group, was a director of the Company at the time the agreement was signed. Mr. Knight has since resigned from the Board of Directors of SVR.

The Company undertook a subordinated debt financing comprised of promissory notes ("Notes"), and warrants to purchase additional shares of Common Stock ("Warrants"). The Notes are three-year notes with an aggregate principal amount of $1,000,000, including second closing Notes as described below. The Notes earn simple interest at a rate of ten percent per year. The Company issued an aggregate of 8,000,000 Warrants at $0.01 per Warrant, including second closing Warrants as described below. Each Warrant will purchase one share of Common Stock at the exercise price of $0.125 per share, and has an expiration date of June 16, 2004.

This financing transaction is comprised of two closings. The first closing took place on June 7, 1999. Five of the investors were 5% shareholders, officers or directors at the time of the offering and participated in the offering, as follows:

          J.F. Shea Co., Inc., a 10% shareholder of the Company, purchased a $250,000 Note and 2,000,000 Warrants.

          Bay Area Micro-Cap Fund, L.P., a 10% shareholder of the Company, purchased a $100,000 Note and 800,000 Warrants.

          David G. Arscott, a director and 5% shareholder of the Company, purchased a $50,000 Note and 400,000 Warrants for Compass Technology Partners, L.P., and a $50,000 Note and 400,000 Warrants for Compass Chicago Partners, L.P. Mr. Arscott is a General Partner of Compass Technology Partners, L.P., and Compass Chicago Partners, L.P.

          Roy L. Rogers, a 5% shareholder of the Company, purchased a $50,000 Note and 400,000 Warrants for the Rogers Family Trust.

          Robert R. Anderson, an officer and director of the Company, purchased a $50,000 Note and 400,000 Warrants.

The second closing was scheduled to close on July 15, 1999, but the closing was postponed until the Company reached a Workout Agreement through the Credit Managers Association. The Workout Agreement was reached and the closing occurred on September 24, 1999 Six of the investors in this closing were 5% shareholders, officers or directors at the time of the offering and participated in the offering, as follows:

          J.F. Shea Co., Inc., a 10% shareholder of the Company, purchased a $80,000 Note and 640,000 Warrants.

          Bay Area Micro-Cap Fund, L.P., a 10% shareholder of the Company, purchased a $60,000 Note and 480,000 Warrants.

          David G. Arscott, a director and 5% shareholder of the Company, purchased a $15,740.74 Note and 125,926 Warrants for Compass Technology Partners, L.P., a $15,740.74 Note and 125,926 Warrants for Compass Chicago Partners, L.P and a $5,925.92 Note and 47,408 Warrants for Compass Management Partners, L.P. Mr. Arscott is a General Partner of Compass Technology Partners, L.P., Compass Chicago Partners, L.P. and Compass Management Partners, L.P.

          Roy L. Rogers, a 5% shareholder of the Company, purchased a $25,000 Note and 200,000 Warrants for the Rogers Family Trust.

          Robert R. Anderson, an officer and director of the Company, purchased a $10,000 Note and 80,000 Warrants.

          James O. Benouis, an officer and director of the Company, purchased a $46,296.30 Note and 370,370 Warrants.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SILICON VALLEY RESEARCH, INC.
                                  (Registrant)
                                  Officer
Date:    July 30, 2000            By: /s/ James O. Benouis
      ----------------                -----------------------------------------
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

NAME/TITLE                                             DATE


       /s/ Robert R. Anderson                            June 29, 2000
----------------------------------------------         -----------------
Robert R. Anderson, Chairman of the Board


       /s/ James O. Benouis                              June 29, 2000
----------------------------------------------         -----------------
James O. Benouis, President, Chief Executive
Officer and Director (Principal Executive and
Financial Officer)


       /s/ David G. Arscott                              June 29, 2000
----------------------------------------------         -----------------
David G. Arscott, Director