Form 10QSB
period 2000-06-30
SILICON VALLEY RESEARCH INC
filed 2000-08-14
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---     Exchange Act of 1934
               For the quarterly period ended June 30, 2000 or
          Transition report pursuant to Section 13 or 15(d) of the Securities
  ---     Exchange Act of 1934
               For the transition period from ________ to ________


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

                     YES X                NO___
                        ---

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

            Common Shares Outstanding at June 30, 2000:  35,569,718

Transitional Small Business Disclosure Statement Format (Check One) YES____
NO   X
     -


       This report contains 21 pages. The exhibit index is on page 19.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                             Pages
                                                                                             -----
Part I.      FINANCIAL INFORMATION
             ---------------------

             Item 1.     Financial Statements

                    Consolidated Balance Sheet -
                      June 30, 2000 (unaudited)                                                  3

                    Consolidated Statements of Operations -
                      Three Months Ended June 30, 2000 and 1999 (unaudited)                      4

                    Consolidated Condensed Statements of Cash Flows -
                      Three Months Ended June 30, 2000 and 1999 (unaudited)                      5

                    Notes to Consolidated Financial Statements                                 6-8

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                           9-17

             Item 3.     Quantitative and Qualitative Disclosures About Market Risk             17

Part II.     OTHER INFORMATION                                                               18-19
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

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                (In thousands)

Assets                                                          June 30, 2000
------                                                          -------------
                                                                 (Unaudited)
Current Assets:
 Cash and cash equivalents                                           $    307
 Accounts receivable, net of allowances of $85                          1,380
 Prepaid expenses and other current assets                                 60
                                                                     --------
                                                                        1,747

Fixed assets, net                                                         242
Other assets, net                                                         477
                                                                     --------
                                                                     $  2,466
                                                                     ========

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
 Notes payable                                                       $     25
 Accounts payable                                                         321
 Accrued expenses                                                         138
 Deferred revenue                                                           1
                                                                     --------
                                                                          485
                                                                     --------

Long-term debt, less current portion                                      956
                                                                     --------
Deferred tax liability                                                     17
                                                                     --------

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, no par value:
 Authorized: 1,000 shares
 Issued and outstanding: none                                              --
Common stock, no par value:
 Authorized: 60,000 shares
 Issued and outstanding:
  35,570 shares                                                        45,336
Accumulated deficit                                                   (44,328)
                                                                     --------
                                                                        1,008
                                                                     --------

                                                                     $  2,466
                                                                     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                                        Three Months Ended
                                                             June 30,
                                                        2000          1999
                                                        ----          ----
Revenue:
 License fees and other                                $   585       $    58
 Maintenance and services                                  184           251
                                                       -------       -------
 Total revenue                                             769           309
                                                       -------       -------

Cost of revenue:
 License fees and other                                     66            80
 Maintenance and services                                  113           131
                                                       -------       -------
 Total cost of revenue                                     179           211
                                                       -------       -------

Gross margin                                               590            98
                                                       -------       -------

Operating expenses:
 Engineering, research and development                     160           451
 Selling and marketing                                     205           207
 General and administrative                                155           185
                                                       -------       -------
 Total operating expenses                                  520           843
                                                       -------       -------

Operating income (loss)                                     70          (745)
                                                       -------       -------

Other income (expense):
 Interest income                                             6            --
 Interest expense                                          (25)           --
 Other, net                                                 --           107
                                                       -------       -------
 Total other income (expense)                              (19)          107
                                                       -------       -------

Income (loss) before provision for
 Income taxes                                               51          (638)

Provision for income taxes                                  --            --
                                                       -------       -------

Net income (loss)                                      $    51       $  (638)
                                                       =======       =======

Net income (loss) per basic share                      $  0.00       $ (0.02)
                                                       =======       =======

Weighted-average common shares
 outstanding (basic)                                    35,517        26,217
                                                       =======       =======

Net income (loss) per diluted share                    $  0.00       $ (0.02)
                                                       =======       =======

Weighted-average common shares
 outstanding (diluted)                                  37,411        26,217
                                                       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                           Three Months Ended
                                                                 June 30,
                                                            2000         1999
                                                            ----         ----
Cash Flows from Operating Activities:
Net income (loss)                                          $  51       $(638)
Adjustments to reconcile net loss to net
cash used in operating activities:
 Depreciation and amortization:
  Fixed assets                                                28          44
  Software licenses and development costs                     71         127
 Gain on cancellation of debt                                 --         (96)
Changes in assets and liabilities, net:
 Accounts receivable                                        (488)        238
 Prepaid expenses and other current assets                    61          14
 Accounts payable                                             55        (105)
 Accrued expenses                                           (153)         15
 Deferred maintenance revenue                                 (7)        (89)
 Other, net                                                   13          21
                                                           -----       -----

Net cash used in operating activities                       (369)       (469)
                                                           -----       -----

Cash Flows from Investing Activities:
Acquisition of fixed assets                                 (147)         (7)
                                                           -----       -----

Net cash used in investing activities                       (147)         (7)
                                                           -----       -----

Cash Flows from Financing Activities:
Proceeds from subordinated debt financing                     --         712
Principal payments on long-term debt                          --        (135)
Proceeds from issuance of common stock and warrants            8          56
                                                           -----       -----

Net cash provided by financing activities                      8         633
                                                           -----       -----

Effect of exchange rate changes on cash                       --          14
                                                           -----       -----

Net increase (decrease) in cash and
 cash equivalents                                           (508)        171
Cash and cash equivalents at beginning
 of period                                                   815         247
                                                           -----       -----

Cash and cash equivalents at end
 of period                                                 $ 307       $ 418
                                                           =====       =====

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2000 - Unaudited
                                (In thousands)

Note 1:  Basis of Presentation and Financial Statement Information

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all the disclosures which were presented in the Company's annual report on Form 10-KSB. These financial statements do not include all disclosures required by generally accepted accounting principles and accordingly, should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest annual report on Form 10-KSB.

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

     The report of Moss Adams LLP on the Company's fiscal 2000 consolidated financial statements dated May 12, 2000 included an explanatory paragraph regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that required additional financing will be available to meet the Company's business plans in fiscal 2001 and beyond.

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

     The following is a reconciliation of the computation for basic and diluted
EPS:

                                                  Three Months Ended
                                                       June 30,

                                                    2000      1999
                                                  -------    -------
Net income (loss)                                 $    51    $  (638)
                                                  =======    =======

Weighted-average common shares
  outstanding (basic)                              35,517     26,217

Weighted-average common stock equivalents:
  Stock options                                     1,560         --
  Warrants                                            334         --
                                                  -------    -------
Weighted-average common shares
  outstanding (diluted)                            37,411     26,217
                                                  =======    =======

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           June 30, 2000 - Unaudited
                                 (In thousands)

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

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                       2000           1999
                                                                                       ----           ----
Net income (loss)                                                                    $     51       $   (638)
Other comprehensive gain                                                                   --             14
                                                                                     --------       --------
     Total comprehensive income (loss)                                               $     51       $   (624)
                                                                                     ========       ========

Note 4:  Statement of Cash Flows Information

                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                       2000          1999
                                                                                       ----          ----
Supplemental Cash Flow Information:
Cash paid during the period for:
     Interest                                                                        $      8       $    --
     Income Taxes                                                                    $     --       $    --
Non-cash investing and financing activities:
     Warrants for common stock issued
      for cancellation of indebtedness                                               $     --       $   131
     Common stock issued in exchange for
      note payable                                                                   $     44       $    --

Note 5:  Balance Sheet Components

                                                                                              June 30, 2000
                                                                                              -------------
Other Assets:
Software development costs                                                                    $         942
Software licenses                                                                                       979
                                                                                              -------------
                                                                                                      1,921
Less accumulated amortization                                                                        (1,648)
                                                                                              -------------
                                                                                                        273
Prepaid royalties, net                                                                                   25
Goodwill                                                                                                134
Other                                                                                                    45
                                                                                               ------------
                                                                                               $        477
                                                                                               ============
Accrued Expenses:
Payroll and related costs                                                                      $         58
Taxes payable                                                                                            38
Other                                                                                                    42
                                                                                               ------------
                                                                                               $        138
                                                                                               ============

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           June 30, 2000 - Unaudited
                                 (In thousands)

Note 6:  Subordinated Debt Financing

     In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000 of three-year notes and the sale of approximately 8,000 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction consists of two closings. The first closing took place on June 7, 1999. The Company received $768 cash proceeds from this closing. This included $711 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The second closing was to have taken place on July 15, 1999. The closing was extended until September 24, 1999 pending negotiation of a workout with the Creditors' Committee through the Credit Managers' Association to resolve accounts payable issues that was satisfactory to the majority of the investors. An agreement was reached and the Company received approximately $312 cash proceeds from the second closing. The Company has used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable and used the balance of the proceeds to help fund its operations. The Company's CEO, the Company's Chairman of the Board, an affiliate of a Company director and two Company 10% shareholders participated in the financing.

Note 7:  Commitments and Contingencies

     As with other companies in industries similar to Silicon Valley Research, Inc., the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties.

Note 8:  Recent Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Statement of Position 98-1 provides guidance for determining whether computer software is internal-use software and on capitalization of the costs associated with internal-use computer software. It also provides guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The disclosures prescribed by Statement of Position 98-1 were effective for the year ending March 31, 2000 consolidated financial statements.

Note 9:  Year 2000 Issues

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Silicon Valley Research, Inc.'s ("the Company" or "SVR") current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 2, elsewhere in this Form 10-QSB and as set forth in the Company's form 10-KSB on file with the SEC, that could cause actual results to differ materially from historical results or those anticipated. Some of the examples of forward-looking statements in this report include the Company's plans to resume business in Japan and other countries in the Far East, a possible source of cash is the potential exercise of outstanding warrants, and the Company's ability to not require financing if revenue increases as anticipated and the Company maintains its cost reductions. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

REVENUE

     Revenue for the first quarter of fiscal year 2001, which ended June 30, 2000, was $769, an increase from $309 in the first quarter a year ago. Several key factors contributed to the increase in revenue, including the Company's new distribution agreement with The Shearwater Group, a global distributor and reseller of EDA (Electronic Design Automation) software and the reorganization efforts made during calendar 1999. The Company had no international sales in the first quarter of fiscal 2001 compared to international sales comprising 2% of the Company's total revenue in the first quarter a year ago. Prior to fiscal 2000, international sales were made primarily in Japan and other countries in the Far East. The Company intends to resume doing business in these areas in the future through its distributors.

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

COST OF REVENUE

     Cost of license fees and other for the first quarter of fiscal year 2001 was $66 as compared to $80 in the first quarter of fiscal 2000. Cost of sales of license fees and other is primarily the amortization of software development costs and is not a function of revenue.

     Cost of maintenance and services for the first quarter of fiscal year 2001 was $113 compared to $131 in the first quarter of fiscal 2000. Cost of maintenance and services is primarily the cost of providing design services, technical support and technical documentation.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

     Engineering, research and development expenses for the first quarter of fiscal year 2001 were $160 compared to $451 in the first quarter a year ago. Comparing the first quarter of fiscal 2001 and the first quarter of fiscal 2000, engineering, research and development expenses were 21% and 146% of total revenue, respectively. The decrease in engineering, research and development expenses is due to cost-cutting measures instituted by management, including a reduction in personnel. While the Company has maintained an emphasis on new product research and development, the Company's current products are further along in the development cycle and have reached the stage of maturity where they require less investment for development.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses for the first quarter of fiscal year 2001 decreased to $205 from $207 in the first quarter a year ago. In the first quarter of fiscal 2001 and the first quarter of fiscal 2000, selling and marketing expenses were 27% and 67% of total revenue, respectively. The consistency in selling and marketing expenses is due to costs associated with the Company's participation in an annual trade show, which takes place in June, which makes up the bulk of the Company's selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased to $155 for the first quarter of fiscal year 2001 from $185 in the first quarter a year ago. In the first quarter of fiscal 2001 and the first quarter of fiscal 2000, general and administrative expenses were 20% and 60% of total revenue, respectively. The decrease is due to the effects of the Company's cost-cutting measures, including a reduction in professional fees.

Other income (expense)

     Other income for the first three months of fiscal year 2000 includes $107 gain recognized on the cancellation of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. During the three months ended June 30, 2000, cash and cash equivalents decreased $508 from $815 to $307. This decrease resulted from cash provided by the financing activities of $8 less cash used by operations of $369 and less $147 of cash used for investing activities. The Company received approximately $8 from the exercise of outstanding warrants. A possible future source of cash for the Company is the potential exercise of outstanding warrants if the Company's stock price were to increase.

     Although, the Company reported net income for the three months ended June 30, 2000, at June 30, 2000, the Company had an accumulated deficit of $44,328. The continuance of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business, management's ability to strategically focus the Company and the distributor's marketing and sales ability. There can be no assurance that profitable operations will continue. In addition, primarily because of a longer collection period for its receivables resulting from its use of a distributor, The Shearwater Group, the Company is experiencing negative cash flow from operations and may continue to experience negative cash flow from operations for a portion of fiscal 2001 and potentially thereafter.

     The Company's primary unused sources of funds at June 30, 2000 consisted of cash and cash equivalents of $307.

     The Company's operations have required substantial cash in the past; for example, $369 during the first three months of fiscal 2001. Management has implemented cost reducing measures and expects revenues to increase during the remainder of fiscal 2001. The Company is also required to pay several creditors approximately $95 during calendar year 2000 in settlement of a workout agreement. Assuming management is successful with its cost reduction and revenue achievement programs, the Company expects to fund future operations without requiring additional financing. However, it is possible that it could require additional financing to fund future operations. If such an event is necessary, the Company may not be able to obtain financing on favorable terms if at all.

     The Company may issue one or more series of Preferred Stock with rights, preferences, or privileges senior to those of the Common Stock. It has no commitments or arrangements to obtain any additional funding and there is no assurance that the amount of capital required will be available on acceptable terms, if at all. However, because its Common Stock was delisted from trading on the NASDAQ national market in November, 1998, and now trades in the over-the-counter market, its ability to sell Common Stock or securities convertible into Common Stock may be adversely affected. See "Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock" below for possible effect of current common stock trading on future issuances.

     The unavailability or timing of any financing could prevent or delay the Company's continued development and marketing of SVR products and services. In addition, substantial curtailment of its operations may be required which could result in bankruptcy.

Other Factors Affecting Future Results

Recent and Expected Losses; Accumulated Deficit.  Although for the quarter ended
-----------------------------------------------
June 30, 2000 the Company reported net income of $51, the Company had an accumulated deficit of approximately $44,328 as of June 30, 2000. The Company may incur future losses. There is no assurance that the Company will generate positive cash flow from operations or that the Company will sustain profitability in the future. To the extent the Company grows or incurs losses, its operating and investing activities may use cash and, consequently, additional sources of financing may be required or operating expenses reduced in the future.

Need for Future Financing.  As described above, under Management Discussion and
-------------------------
Analysis-Liquidity and Capital Resources, as long as SVR revenues continue to increase as anticipated and the Company is able to implement and maintain cost reduction measures, the Company does not expect to require additional financing to fund operations in the future. However, if the Company cannot achieve anticipated revenues, the Company may require additional funding due to the cash requirements to service its current debt and any negative cash flow from operations. There can be no assurance that the Company will be able to raise such financing or that any such financing the Company is able to conduct will be on attractive terms.

Going Concern Assumptions.  The Company's independent accountants' report on its
-------------------------
consolidated financial statements as of and for the years ended March 31, 2000 and 1999 contain an explanatory paragraph indicating that historical operating losses and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to generate sufficient cash from operations or if necessary, raise sufficient funds to cover the cost of its operations, it is likely that any independent accountant's report on future financial statements will include a similar explanatory paragraph.

Dependence on Certain Customers and Resellers.  The Company has entered into an
---------------------------------------------
agreement with The Shearwater Group in November 1999 that provides that The Shearwater Group will be the exclusive worldwide distributor for all of SVR products for a minimum term of one year. Such contract exclusivity will automatically be extended upon the achievement of certain sales goals for an additional one-year period. Otherwise, the Company and The Shearwater Group would negotiate the terms of extension, including exclusivity. While The Shearwater Group has a financial incentive to sell SVR products and their initial sales performance has been satisfactory, they have no contractual obligation to sell SVR products. There can be no assurance that the distributor will be able to successfully distribute and support SVR products on a timely basis or that such distributor will not reduce their efforts devoted to selling SVR products. There can be no assurance that the contract with the distributor will be automatically extended or renewed, and if renewed, what the terms would be. The loss of, or changes in, the relationship with, or performance by, the Company's distributor could have an adverse effect on the Company's business.

     A small number of customers account for a significant percentage of SVR total revenue. For the first three months of fiscal 2001, two customers accounted for 88% of the Company's total revenue. In fiscal 2000, three customers accounted for 41% of the Company's revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition.

New Products and Rapid Technological Change; Risk of Product Defects.  The
--------------------------------------------------------------------
Electronic Design Automation ("EDA") industry is characterized by the following:

-- extremely rapid technological change
-- frequent new product introductions and enhancements
-- evolving industry standards
-- rapidly changing customer requirements.

     The development of more complex integrated circuits with new technologies will require more sophisticated design tools. The success of SVR's future operations partly depends upon its ability to enhance SVR current products and to develop and introduce new products on a timely and cost-effective basis. SVR products and services must keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of customers. During fiscal 2001, SVR will have an aggressive new product release and current product update program, upon which expected revenue increases are partially based. It is possible that in the future, the Company may experience delays in new product development and product enhancements. The Company has experienced similar delays in the past. Such delays would likely decrease expected fiscal 2001 revenues, which could cause the Company to incur losses and utilize its available cash or even run out of cash.

     The Company announced a new product named QIC/APR. However, there is no guarantee that:

-- this new product will gain market acceptance
-- the Company will be successful in developing and marketing product enhancements
-- the Company will be successful in developing other new products that respond to technological change, evolving industry standards and changing customer requirements
-- the Company will not experience difficulties that could delay or prevent the successful development introduction and marketing of these products or product enhancements
-- new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance

     All of SVR present products operate in the Unix and/or Linux operating systems and the Company intends for all future products to operate in the Unix operating system, as well as the Linux operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, the Company would be required to port its products. This would be costly and time consuming and could have a material adverse effect on the Company's business, operating results or financial condition. If the Company fails to develop and introduce new products and product enhancements in a timely and cost-effective manner, for technological or other reasons, it could also have material and adverse effects on the Company's business, operating results and financial condition. Introducing or even announcing new products by SVR or its competitors, including new technologies or changes in industry standards or customer requirements, could render some or all of SVR existing products obsolete or unmarketable. Furthermore, customers might defer purchases due to the introduction or announcement, which would also have a material adverse effect on the Company's business, operating results or financial condition.

     Complex software products, such as those SVR offers, can contain defects or even fail when introduced or released. The Company has, in the past, discovered defects in certain of its products. The Company may experience delays or lost revenue in connection with repairs and corrections of defects it finds in the future. Although to date the Company has not experienced material adverse effects resulting from defects, it is possible in the future that despite testing, errors will go undiscovered in new products or releases until after shipment. These errors may result in loss of market share or failure to achieve market acceptance. If this were to occur, it could have a material adverse effect upon the Company's business, operating results or financial condition.

Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock.  SVR common
--------------------------------------------------------------
stock was delisted from trading on the NASDAQ National Market November 16, 1998. SVR common stock immediately began trading on the OTC Bulletin Board. As a result, the Company's ability to obtain additional financing through the issuance of common stock or securities convertible into common stock may be adversely affected. Investors might find that disposing of SVR common stock is more difficult than it has been in the past. The trading price of SVR common stock is currently less than $5.00 per share. Because the Company's common stock falls into the category defined as penny stock, trading in the common stock is currently subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers. These rules require the Company, in advance of trading, to provide investors with disclosure schedules, which explain the penny stock market and associated risks. The rules impose various sales practice requirements on broker-dealers who sell penny stock. Broker-dealers engaging in some types of these transactions must make a special suitability determination and obtain investors written consent prior to sale. This additional burden may discourage broker-dealers from actively effectuating common stock transactions, which in turn could have the adverse effect of severely limiting the marketability of SVR common stock. Therefore, the ability of Silicon Valley Research, Inc. shareholders to resell their stock would be limited. In turn, this could adversely effect the Company's ability to obtain future equity financing.

Possible Volatility of Stock Price.  The market price of SVR common stock has
----------------------------------
been volatile. The following events could cause the market price of SVR common stock to fluctuate substantially:

-- future announcements concerning the Company's competitor's or quarterly variations in operating results
-- the introduction of technological innovations, new products, or changes in product pricing policies
-- proprietary rights or other litigation, or -- changes in earnings estimates by analysts or other factors

     The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These fluctuations have often been unrelated to the operating performance of particular companies.

     In the past, shareholder class action suits have been filed against companies following periods of volatility of stock price. Litigation of this nature could occur in the Company's future. Litigation often diverts management attention and resources and is costly to the company. If SVR were placed in this position, it could have a material adverse effect on the Company's business, financial condition and operating results. Significant liabilities are always possible effects of litigation.

Potential Fluctuations in Quarterly Operating Results.  Numerous factors may
-----------------------------------------------------
materially and unpredictably affect the Company's operating results, including:

-- uncertainties of the size and timing of software license fees
-- timing of co-development projects with customers
-- timing of operating expenditures
-- increased competition
-- new product announcements and releases by us and our competitors -- gain or loss of significant customers or distributors
-- expense levels

-- renewal of maintenance contracts
-- pricing changes by SVR or its competitors
-- personnel changes
-- foreign currency exchange rates
-- economic conditions generally and in the electronics industry specifically

     Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter.
Many of SVR customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined. As a result, the Company operates with no significant backlog. Therefore, quarterly revenue and operating results will depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Historically, the Company has often recognized a substantial portion of license revenues in the last month of the quarter, with these revenues frequently concentrated in the last two weeks of the quarter. The Company's operating results would be disproportionately affected by a reduction in revenue because only a small portion of expenses vary with revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period. The Company's revenues may or may not increase and the Company may or may not become profitable.

Lengthy Sales Cycle.  The licensing and sale of SVR software products generally
-------------------
involve a significant commitment of capital from prospective customers. Delays are frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of SVR products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Because the timing of customer orders is hard to predict, the Company believes that quarterly operating results are likely to vary significantly in the future. The Company's actual results could vary materially as a result of a variety of factors, including, without limitation:

-- the high average selling price and long sales cycle for SVR products -- the relatively small number of orders per quarter
-- dependence on sales to a limited number of large customers
-- timing of receipt of orders
-- successful product introduction
-- acceptance of our products and increased competition

Dependence Upon Semiconductor and Electronics Industries; General Economic and
------------------------------------------------------------------------------
Market Conditions.  Silicon Valley Research, Inc. is dependent upon the
-----------------
semiconductor and, more generally, the electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing. Each of these industries is highly volatile and has periodically experienced significant downturns. Often in connection with, or in anticipation of, declines in general economic conditions, the number of new integrated circuit design projects often decreases. SVR customers' purchases of new licenses are largely dependent upon the commencement of new design projects. Factors negatively affecting any of these industries could have a material adverse effect on the Company's business, operating results or financial condition. The Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period due to patterns and general economic conditions in either the semiconductor or electronics industry.

International Sales.  International sales, primarily in Japan and Taiwan,
-------------------
accounted for approximately 5% of the total revenue in fiscal 2000 and 36% in 1999. Declining revenues from international sales resulted primarily from the closure of the Company's Tokyo office in December 1998 and Taiwan office in March 1999, brought about, in part, by a reduction in capital expenditures by semiconductor manufacturers, particularly in Asia, as a result of the current financial crisis in that region, and increased competition in the EDA software market. The Company expects that international sales through The Shearwater Group, or upon their consent, one or more other distributors, will once again account for a significant portion of SVR revenue by the end of fiscal 2001, as had been the case prior to fiscal 2000. However, this revenue involves a number of inherent risks, including:

-- economic downturn in the electronics industry in Asia
-- traditionally slower adoption of SVR products internationally
-- general strikes or other disruptions in working conditions
-- generally longer receivables collection periods
-- unexpected changes in or impositions of legislative or regulatory requirements
-- reduced protection for intellectual property rights in some countries
-- potentially adverse taxes
-- delays resulting from difficulty in obtaining export licenses for certain technology
-- other trade barriers
-- The Shearwater Group's performance under the distributor agreement
-- obtaining The Shearwater Group's consent and obtaining quality distributors if The Shearwater Group is not adequate to increase revenues

     The factors listed above may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

     Effective December 1998, the Company discontinued operating its Tokyo office and in March 1999, the Company discontinued operating its Taiwan office. In the future, the Company will use The Shearwater Group or another distributor to service the Japanese and Taiwanese markets.

Competition.  The EDA software market in which Silicon Valley Research, Inc.
-----------
competes is intensely competitive and subject to rapid technological change.
The Company currently faces competition from EDA vendors, including Cadence, which currently holds the dominant share of the market for integrated circuit physical design software, Avant! and Synopsys. These EDA vendors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than the Company. These companies also have established relationships with current and potential customers of the Company and can devote substantial resources aimed at preventing the Company from enhancing relationships with existing customers or establishing relationships with potential customers. The Company believes that competitive factors in the EDA software market include:

-- product performance
-- price
-- support of industry standards
-- ease of use
-- delivery schedule
-- product enhancement
-- customer technical support and service

     Competition from other EDA companies that choose to enter the integrated circuit physical design market could present particularly formidable competition due to their large installed customer base and their ability to offer a complete integrated circuit design solution. The Company expects additional competition from other established and emerging companies. In addition, the EDA industry has become increasingly concentrated in recent years as a result of consolidations, acquisitions and strategic alliances. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

Management Transition.  Silicon Valley Research, Inc. is experiencing a period
---------------------
of management transition that has placed, and may continue to place, a significant strain on its resources, including its personnel. James O. Benouis joined the Company in March 1998 as President and Chief Operating Officer. On August 4, 1998, Mr. Benouis was appointed Chief Executive Officer. Effective April 2, 1999, Laurence G. Colegate, Jr. resigned as Chief Financial Officer.

     The Company's ability to manage growth successfully will require management personnel to work together effectively and will require the Company to improve our operational, management and financial systems and controls. If management is unable to bring about this transition effectively, the Company's business, competitive position, results of operations and financial condition will be materially and adversely affected. See "Dependence on Key Personnel" below.

Dependence on Key Personnel.  The Company's success depends to a significant
---------------------------
extent upon a number of key technical and management employees, in particular, James O. Benouis, President and Chief Executive Officer. The Company does not currently have "key man" life insurance on Mr. Benouis. The loss of services of Mr. Benouis or any other key employees could have a material adverse effect on the Company. See "Management Transition" above.

     Also, the Company's success depends in large part on its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such talented personnel is intense. There can be no assurance that the Company will be successful in retaining key technical and management personnel or in attracting and retaining the personnel it requires now in order to grow.

Proprietary Rights.  Silicon Valley Research, Inc. relies on contract, trade
------------------
secret and copyright law to protect its technology. Competitors may develop similar or superior technologies or duplicate SVR technology. The Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of SVR software, documentation and other proprietary information. Despite these precautions, it is possible for a third party to copy or otherwise obtain and use SVR products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries.

     There has been substantial industry litigation regarding patents and other intellectual property rights involving technology companies. In the future, litigation may be necessary to protect and enforce SVR intellectual property rights, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and could divert management's attention, which could have a material adverse effect on the Company's business, results of operations or financial condition regardless of the outcome of the litigation. In addition, third parties making claims against the Company with respect to intellectual property infringement may block the Company's ability to sell products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, Silicon Valley Research, Inc. and its customers could be required to obtain one or more licenses from third parties. There can be no assurance that either SVR customers or the Company could obtain necessary licenses from third parties at a reasonable cost or at all.

Concentration of Stock Ownership.  The Company's present directors, executive
--------------------------------
officers and 5% shareholders and their affiliates beneficially own approximately 37% of the outstanding common stock as of June 30, 2000. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Silicon Valley Research, Inc.

Depressive Effect of Warrants.  The Company has a substantial number of common
-----------------------------
stock warrants outstanding with an exercise price of $0.125 (464) and of $0.37 (1,872). These warrants may have the effect of causing SVR's stock price to be lower than it would be otherwise. During the first fiscal quarter of 2001, the Company received approximately $8 from the exercise of warrants.

Effect of Certain Charter Projections; Blank Check Preferred Stock.  The
------------------------------------------------------------------
Company's Board of Directors has the authority to issue up to 1,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by shareholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Inflation.  To date, inflation has not had a significant impact on the results
---------
of the Company's operations.

Recent Accounting Pronouncements.  In April 1998, the American Institute of
--------------------------------
Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Statement of Position 98-1 provides guidance for determining whether computer software is internal-use software and on capitalization of the costs associated with internal-use computer software. It also provides guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The disclosures prescribed by Statement of Position 98-1 were effective for the year ending March 31, 2000 consolidated financial statements.

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

(a)(2) The following exhibits are filed with this Quarterly Report on Form 10-QSB:

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


                                    SILICON VALLEY RESEARCH, INC.



Date:  August 14, 2000              /s/ James O. Benouis
       ---------------              --------------------------------------------
                                    James O. Benouis
                                    President and
                                    Chief Executive Officer


                                    (Chief Financial and Accounting
                                    Officer)