Form 10QSB
period 2000-09-30
SILICON VALLEY RESEARCH INC
filed 2000-11-14
CIK 708367

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-QSB

(Mark One)

  X         Quarterly report pursuant to Section 13 or 15(d) of the
-----                   Securities Exchange Act of 1934
             For the quarterly period ended September 30, 2000 or
_____   Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
               For the transition period from ________to________


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

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES X                NO___
                        ---

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

         Common Shares Outstanding at September 30, 2000:  35,805,503

Transitional Small Business Disclosure Statement Format (Check One)
                                                               YES      NO  X
                                                                   ---     ---

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                      Pages
                                                                                                                      -----
Part I.         FINANCIAL INFORMATION
                ---------------------

                Item 1.   Financial Statements

                  Consolidated Balance Sheet -
                    September 30, 2000 (unaudited)                                                                        3

                  Consolidated Statements of Operations -
                    Three and Six Months Ended September 30, 2000 and 1999 (unaudited)                                    4

                  Consolidated Condensed Statements of Cash Flows -
                    Three and Six Months Ended September 30, 2000 and 1999 (unaudited)                                    5

                  Notes to Consolidated Financial Statements                                                            6-8

                Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         9-17

                Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      17

Part II.        OTHER INFORMATION                                                                                      18-19
                -----------------

                Item 1    Legal Proceedings
                Item 2    Changes in Securities and Use of Proceeds
                Item 3    Defaults Upon Senior Securities
                Item 4    Submission of Matters to a Vote of Securities Holders
                Item 5    Other Information
                Item 6    Exhibits and Reports on Form 8-K

                Signatures                                                                                                20

Exhibit 27.1    Financial Data Schedule                                                                                   21

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                  (Unaudited)
                                (In thousands)

Assets                                             September 30, 2000
------                                             ------------------

Current Assets:
  Cash and cash equivalents                                   $   142
  Accounts receivable, net of allowances of $85                   994
  Prepaid expenses and other current assets                       103
                                                              -------
                                                                1,239

Fixed assets, net                                                 205
Other assets, net                                                 345
                                                              -------
                                                              $ 1,789
                                                              =======

Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
  Notes payable                                               $    25
  Accounts payable                                                287
  Accrued expenses                                                171
  Deferred revenue                                                 25
                                                              -------
                                                                  508
                                                              -------

Long-term debt, less current portion                              926
                                                              -------
Deferred tax liability                                             17
                                                              -------

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, no par value:
  Authorized: 1,000 shares
  Issued and outstanding: none                                     --
Common stock, no par value:
  Authorized: 60,000 shares
  Issued and outstanding:
   35,806 shares                                               45,369
Accumulated deficit                                           (45,031)
                                                             --------
                                                                  338
                                                             --------
                                                             $  1,789
                                                             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                     (In thousands, except per share data)

                                            Three Months Ended         Six Months Ended
                                                September 30,            September 30,
                                             2000       1999             2000      1999
                                            -------    -------         -------   -------
Revenue:
  License fees and other                    $    --    $    18         $   585   $    76
  Maintenance and services                      261        385             445       636
                                            -------    -------         -------   -------
  Total revenue                                 261        403           1,030       712
                                            -------    -------         -------   -------
Cost of revenue:
  License fees and other                         66         80             132       160
  Maintenance and services                      170        225             283       356
                                            -------    -------         -------   -------
  Total cost of revenue                         236        305             415       516
                                            -------    -------         -------   -------
Gross margin                                     25         98             615       196
                                            -------    -------         -------   -------

Operating expenses:
  Engineering, research and development         209        265             369       716
  Selling and marketing                         285         33             490       240
  General and administrative                    180        136             335       321
                                            -------    -------         -------   -------
  Total operating expenses                      674        434           1,194     1,277
                                            -------    -------         -------   -------

Operating loss                                 (649)      (336)           (579)   (1,081)
                                            -------    -------         -------   -------

Other income (expense):
  Interest income                                 2         --               8        --
  Interest expense                              (24)       (21)            (49)      (21)
  Other, net                                    (32)       (36)            (32)       71
                                            -------    -------         -------   -------
  Total other income                            (54)       (57)            (73)       50
                                            -------    -------         -------   -------

Loss before provision for
  income taxes                                 (703)      (393)           (652)   (1,031)

Provision for income taxes                       --         --              --        --
                                            -------    -------         -------   -------
Net loss                                    $  (703)   $  (393)        $  (652)  $(1,031)
                                            =======    =======         =======   =======

Net loss per basic share                    $ (0.02)   $ (0.01)        $ (0.02)  $ (0.04)
                                            =======    =======         =======   =======

Weighted-average common shares
  outstanding (basic)                        35,591     26,220          35,554    26,219
                                            =======    =======         =======   =======

Net loss per diluted share                  $ (0.02)   $ (0.01)        $ (0.02)  $ (0.04)
                                            =======    =======         =======   =======

Weighted-average common shares
  outstanding (diluted)                      35,591     26,220          35,554    26,219
                                            =======    =======         =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                          Six Months Ended
                                                             September 30,
                                                        2000              1999
                                                       ------            -------
Cash Flows from Operating Activities:
Net loss                                               $(652)           $(1,031)
Adjustments to reconcile net loss to net
cash used in operating activities:
 Depreciation and amortization:
  Fixed assets                                            56                 76
  Software licenses and development costs                142                253
 Loss on sale of fixed assets                              9                 41
 Write-off of bad debts                                  255                 --
 Gain on cancellation of debt                             --                (96)
Changes in assets and liabilities, net:
 Accounts receivable                                    (357)               141
 Prepaid expenses and other current assets                18                 19
 Accounts payable                                         21               (128)
 Accrued expenses                                       (118)                56
 Deferred revenue                                         17               (161)
 Other, net                                               73                 33
                                                       -----            -------

Net cash used in operating activities                   (536)              (797)
                                                       -----            -------

Cash Flows from Investing Activities:
Acquisition of fixed assets                             (147)                (7)
                                                       -----            -------

Net cash used in investing activities                   (147)                (7)
                                                       -----            -------

Cash Flows from Financing Activities:
Proceeds from subordinated debt financing                 --              1,000
Proceeds from sale of fixed assets                        --                 11
Principal payments on long-term debt                      --               (135)
Principal payments on notes payable                       --                (25)
Proceeds from issuance of common stock and warrants       10                 80
                                                       -----            -------

Net cash provided by financing activities                 10                931
                                                       -----            -------

Effect of exchange rate changes on cash                   --                 14
                                                       -----            -------

Net increase (decrease) in cash and
 cash equivalents                                       (673)               141
Cash and cash equivalents at beginning
 of period                                               815                247
                                                       -----            -------

Cash and cash equivalents at end
 of period                                             $ 142            $   388
                                                       =====            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000 - Unaudited
                                (In thousands)

Note 1:  Basis of Presentation and Financial Statement Information

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all the disclosures which were presented in the Company's annual report on Form 10-KSB. These financial statements do not include all disclosures required by generally accepted accounting principles and accordingly, should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest annual report on Form 10-KSB for the fiscal year ended March 31, 2000.

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

     The following is a reconciliation of the computation for basic and diluted
EPS:

                                                            Three Months Ended                  Six Months Ended
                                                               September 30,                      September 30,
                                                          2000               1999            2000             1999
                                                         -------            -------         -------          -------
Net loss                                                 $  (703)           $  (393)        $  (652)        $(1,031)
                                                         =======            =======         =======         =======

Weighted-average common shares
  outstanding (basic)                                     35,591             26,220          35,554          26,219

Weighted-average common stock equivalents:
  Stock options                                               --                 --              --              --
  Warrants                                                    --                 --              --              --
                                                         -------            -------         -------         -------
Weighted-average common shares
  outstanding (diluted)                                   35,591             26,220          35,554          26,219
                                                         =======            =======         =======         =======

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         September 30, 2000 - Unaudited
                                 (In thousands)

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

                                                         Three Months Ended       Six Months Ended
                                                             September 30,          September 30,
                                                           2000        1999        2000        1999
                                                           ----        ----        ----        ----
Net loss                                                  $  (703)    $  (393)     $(652)    $(1,031)
Other comprehensive (loss) gain                                --          --         --          14
                                                          -------     -------      -----     -------
 Total comprehensive loss                                 $  (703)    $  (393)     $(652)    $(1,017)
                                                          -------     -------      -----     -------

Note 4:  Statement of Cash Flows Information
                                                              Six Months Ended
                                                                September 30,
                                                               2000       1999
                                                               ----       ----
Supplemental Cash Flow Information:
Cash paid during the period for:
 Interest                                                      $ 42       $  --
 Income Taxes                                                  $ --       $  --
Non-cash investing and financing activities:
 Warrants for common stock issued
  for cancellation of indebtedness                             $ --       $ 131
 Common stock issued in exchange for
  note payable                                                 $ 74       $  --

Note 5:   Balance Sheet Components

                                                September 30, 2000
                                                ------------------
Other Assets:
Software development costs                            $   942
Software licenses                                         979
                                                      -------
                                                        1,921
Less accumulated amortization                          (1,719)
                                                      -------
                                                          202
Goodwill                                                  122
Other                                                      21
                                                      -------
                                                      $   345
                                                      =======
Accrued Expenses:
Payroll and related costs                             $    94
Taxes payable                                              38
Other                                                      39
                                                      -------
                                                      $   171
                                                      =======

                SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        September 30, 2000 - Unaudited
                                (In thousands)

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (In thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Silicon Valley Research, Inc.'s ("the Company" or "SVR") current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 2, elsewhere in this Form 10-QSB and as set forth in the Company's Form 10-KSB on file with the SEC, that could cause actual results to differ materially from historical results or those anticipated. Some of the examples of forward-looking statements in this report include the Company's plans to resume business in Japan and other countries in the Far East, a possible source of cash in the potential exercise of outstanding warrants, and the Company's financing requirements if revenue increases as anticipated and the Company maintains its cost reductions. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

REVENUE

     Revenue for the second quarter of fiscal year 2001, which ended September 30, 2000, was $261, a decrease from $403 in the second quarter a year ago. Revenue for the six month period ended September 30, 2000 increased to $1,030 from $712 over the six month period ended September 30, 1999. Revenue decreased for the second quarter due to a dramatic change in the Company's sales strategy. Over the past three years, the Company has sold 31 seats of its software at prices ranging anywhere from approximately $5 to approximately $200 per seat, with an average price of approximately $45. During this quarter, the Company completed the implementation of its internet software delivery system ahead of schedule. At that time, the Company, being compelled to notify potential customers of a rapidly approaching change in its licensing model, began to accumulate a backlog of orders for its soon to be released time-based internet licensing model products. Since the new time-based internet licensing model would represent a substantial cost savings to the individual customer, the Company was compelled to give its customers the option to wait until the internet licensing option was available. Only one customer elected to purchase a permanent license, while over a dozen customers and potential customers elected to join the backlog of sales and potential sales waiting for the release of the time-based internet licensing model. The relative lack of sales for the Company reflects a one-time revenue hit necessary to make the transition from a quarterly sales cycle to a pay-by-the-hour model while maintaining customer relations by not intentionally selling substantial amounts of inventory prior to a large price reduction represented in the new pay-as-you-go model. The Company anticipates that its products will be available on-line by the hour during the third quarter of fiscal 2001.

     Several key factors contributed to the increase in revenue for the six months ended September 30, 2000, including the Company's distribution agreement with The Shearwater Group, a global distributor and reseller of EDA (Electronic Design Automation) software and the reorganization efforts made during calendar 1999. The Company had no international sales in the second quarter of fiscal 2001 compared to international sales comprising 1% of the Company's total revenue in the second quarter of fiscal year 2000. Prior to fiscal 2000, international sales were made primarily in Japan and other countries in the Far East. The Company intends to resume doing business in these areas in the future by having its products available on the internet.

     A substantial portion of the Company's revenues in each quarter results from shipments during the last month of that quarter. For this reason among others, the Company's revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including but not limited to the size and timing of software license fees and service contracts, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

     The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict.

COST OF REVENUE

     Cost of license fees and other for the second quarter of fiscal year 2001 was $66 as compared to $80 in the second quarter of fiscal year 2000. Cost of license fees and other for the six months ended September 30, 2000 was $132 compared to $160 for the six months ended September 30, 1999. Cost of sales of license fees and other is primarily the amortization of software development costs and is not a function of revenue.

     Cost of maintenance and services for the second quarter of fiscal year 2001 was $170 compared to $225 in the second quarter of fiscal year 2000. Cost of maintenance and services for the six months ended September 30, 2000 was $283 compared to $356 for the six months ended September 30, 1999. Cost of maintenance and services is primarily the cost of providing design services, technical support and technical documentation.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

     Engineering, research and development expenses for the second quarter of fiscal year 2001 were $209 compared to $265 in the second quarter of fiscal year 2000. Comparing the second quarter of fiscal 2001 and the second quarter of fiscal 2000, engineering, research and development expenses were 80% and 66% of total revenue, respectively. Engineering, research and development expenses for six months ended September 30, 2000 were $369 compared to $716 for the six months ended September 30, 1999. Comparing these periods, engineering, research and development expenses were 36% and 101% of total revenue, respectively. The decrease in engineering, research and development expenses is due to cost-cutting measures instituted by management, including a reduction in personnel. While the Company has maintained an emphasis on new product research and development, the Company's current products are further along in the development cycle and reached the stage of maturity where they require less investment for development.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses for the second quarter of fiscal year 2001 increased to $285 from $33 in the second quarter of fiscal year 2000. In the second quarter of fiscal 2001 and the second quarter of fiscal 2000, selling and marketing expenses were 109% and 8% of total revenue, respectively. Selling and marketing expenses for the six months ended September 30, 2000 increased to $490 from $240 for the six months ended September 30, 1999. Comparing the six month periods, selling and marketing expenses were 48% and 34% of total revenue, respectively. The increase in selling and marketing expenses for the second quarter resulted from a write-off of bad debts.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $180 for the second quarter of fiscal year 2001 from $136 in the second quarter of fiscal 2000. In the second quarter of fiscal 2001 and the second quarter of fiscal 2000, general and administrative expenses were 69% and 34% of total revenue, respectively. General and administrative expenses for the six months ended September 30, 2000 increased to $335 from $321 for the six months ended September 30, 1999. Comparing the six month periods, general and administrative expenses were 32% and 45% of total revenue, respectively. The increase is due to an increase in professional fees, including accounting fees to comply with new SEC regulations, legal fees and investor relations.

OTHER INCOME (EXPENSE)

     Other income for the first six months of fiscal year 2000 includes $107 gain recognized on the cancellation of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. During the six months ended September 30, 2000, cash and cash equivalents decreased $673 from $815 to $142. This decrease resulted from cash provided by financing activities of $10 less cash used by operations of $536 and less $147 of cash used for investing activities. The Company received approximately $10 from the exercise of outstanding warrants. A possible future source of cash for the Company is the potential exercise of outstanding warrants if the Company's stock price were to increase.

  The Company reported a net loss for the six months ended September 30, 2000 and had an accumulated deficit of $45,031. The achievement and maintenance of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the successful management of the business, management's ability to strategically focus the Company and the distributor's marketing and sales ability. There can be no assurance that profitable operations will resume. In addition, primarily because of a longer collection period for its receivables resulting from its use of a distributor, The Shearwater Group, the Company is experiencing negative cash flow from operations and may continue to experience negative cash flow from operations for a portion of fiscal 2001 and potentially thereafter.

  The Company's primary unused sources of funds at September 30, 2000 consisted of cash and cash equivalents of $142. On October 13, 2000, the Company issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of SVR Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors would be able to exercise the $0.37 Warrants at a reduced price of either $0.175 per share or $0.155 per share. Investors who exercised at the $0.155 price would be prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.175 price would have no restrictions on the sale of the underlying shares. The Offer expired on Friday, October 20, 2000. 1,341,220 warrants were exercised at $0.155 per share and 248,729 warrants were exercised at $0.175 per share, raising approximately $250,000. One officer/director of the Company, one affiliate of a Company director and one 10% shareholder participated in the Offer.

  The Company's operations have required substantial cash in the past; for example, $536 during the first six months of fiscal year 2001. Management has implemented cost reducing measures and expects revenues to increase during the remainder of fiscal year 2001. The Company is also required to pay several creditors approximately $98 during fiscal year 2001 in settlement of a workout agreement. Assuming management is successful with its cost reduction and revenue achievement programs, the Company expects to fund future operations without requiring additional financing. However, the Company may elect to pursue financing in order to fund growth if its immediate potential for growth exceeds its cash on hand. It is possible that the Company could require additional financing to fund future operations. If such an event is necessary, the Company may not be able to obtain financing on favorable terms, if at all.

  The Company may issue one or more series of Preferred Stock with rights, preferences, or privileges senior to those of the Common Stock. It has no commitments or arrangements to obtain any additional funding and there is no assurance that the amount of capital required will be available on acceptable terms, if at all. However, because the Company's Common Stock was delisted from trading on the NASDAQ national market in November, 1998, and now trades in the over-the-counter market, its ability to sell Common Stock or securities convertible into Common Stock may be adversely affected. See "Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock" below for possible effect of current common stock trading on future issuances.

     The unavailability or timing of any financing could prevent or delay the Company's continued development and marketing of SVR products and services. In addition, substantial curtailment of its operations may be required which could result in bankruptcy.

OTHER FACTORS AFFECTING FUTURE RESULTS

Recent and Expected Losses; Accumulated Deficit.  For the six months ended
-----------------------------------------------
September 30, 2000, the Company reported a net loss of $652 and had an accumulated deficit of approximately $45,031 as of September 30, 2000. The Company may incur future losses. There is no assurance that the Company will generate positive cash flow from operations or that the Company will obtain profitability in the future. To the extent the Company grows or incurs losses, its operating and investing activities may use cash and, consequently, additional sources of financing may be required or operating expenses reduced in the future.

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

Dependence on Certain Customers and Resellers.  The Company entered into an
---------------------------------------------
agreement with The Shearwater Group in November 1999 that provides that The Shearwater Group will be the exclusive worldwide distributor for all of SVR products for a minimum term of one year. The Company has elected to not extend the exclusive contract with the Shearwater Group, which expired November 10, 2000. During the second quarter of fiscal 2001, the Company changed its sales strategy to a time-based internet licensing model. The Company anticipates that its products will be available on-line by the hour during the third quarter of fiscal 2001. There can be no assurance that this new time-based internet licensing model will be successful.

     A small number of customers account for a significant percentage of SVR total revenue. For the first six months of fiscal year 2001, two customers accounted for 78% of the Company's total revenue. In fiscal year 2000, three customers accounted for 41% of the Company's revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition.

New Products and Rapid Technological Change; Risk of Product Defects.  The
--------------------------------------------------------------------
Electronic Design Automation ("EDA") industry is characterized by the following:

-- extremely rapid technological change
-- frequent new product introductions and enhancements
-- evolving industry standards
-- rapidly changing customer requirements.

     The development of more complex integrated circuits with new technologies will require more sophisticated design tools. The success of SVR's future operations partly depends upon its ability to enhance SVR current products and to develop and introduce new products on a timely and cost-effective basis. SVR products and services must keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of customers. During fiscal year 2001, SVR will have an aggressive new product release and current product update program, upon which expected revenue increases are partially based. It is possible that in the future, the Company may experience delays in new product development and product enhancements. The Company has experienced similar delays in the past. Such delays would likely decrease expected fiscal year 2001 revenues, which could cause the Company to incur losses and utilize its available cash or even run out of cash.

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

     Complex software products, such as those SVR offers, can contain defects or even fail when introduced or released. The Company has, in the past, discovered defects in some of its products. The Company may experience delays or lost revenue in connection with repairs and corrections of defects it finds in the future. Although to date the Company has not experienced material adverse effects resulting from defects, it is possible in the future that despite testing, errors will go undiscovered in new products or releases until after shipment. These errors may result in loss of market share or failure to achieve market acceptance. If this were to occur, it could have a material adverse effect upon the Company's business, operating results or financial condition.

Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock.  SVR common
--------------------------------------------------------------
stock was delisted from trading on the NASDAQ National Market on November 16, 1998. SVR common stock immediately began trading on the OTC Bulletin Board. As a result, the Company's ability to obtain additional financing through the issuance of common stock or securities convertible into common stock may be adversely affected. Investors might find that disposing of SVR common stock is more difficult than it has been in the past. The trading price of SVR common stock is currently less than $5.00 per share. Because the Company's common stock falls into the category defined as penny stock, trading in the common stock is currently subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers. These rules require the Company, in advance of trading, to provide investors with disclosure schedules, which explain the penny stock market and associated risks. The rules impose various sales practice requirements on broker-dealers who sell penny stock. Broker-dealers engaging in some types of these transactions must make a special suitability determination and obtain investors written consent prior to sale. This additional burden may discourage broker-dealers from actively effectuating common stock transactions, which in turn could have the adverse effect of severely limiting the marketability of SVR common stock. Therefore, the ability of Silicon

Valley Research, Inc. shareholders to resell their stock would be limited. In turn, this could adversely effect the Company's ability to obtain future equity financing.

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

Potential Fluctuations in Quarterly Operating Results.  Numerous factors may
-----------------------------------------------------
materially and unpredictably affect the Company's operating results, including:

-- uncertainties of the size and timing of software license fees
-- timing of co-development projects with customers
-- timing of operating expenditures
-- increased competition
-- new product announcements and releases by SVR and its competitors
-- gain or loss of significant customers or distributors
-- expense levels
-- renewal of maintenance contracts
-- pricing changes by SVR or its competitors
-- personnel changes
-- foreign currency exchange rates
-- economic conditions generally and in the electronics industry specifically

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

International Sales.  International sales, primarily in Japan and Taiwan,
-------------------
accounted for approximately 5% of the total revenue in fiscal 2000 and 36% in 1999. Declining revenues from international sales resulted primarily from the closure of the Company's Tokyo office in December 1998 and Taiwan office in March 1999, brought about, in part, by a reduction in capital expenditures by semiconductor manufacturers, particularly in Asia, as a result of the recent financial crisis in that region, and increased competition in the EDA software market. The Company expects that international sales through its time-based internet licensing model, will once again account for a significant portion of SVR revenue by the end of fiscal 2001, as had been the case prior to fiscal 2000. However, this revenue involves a number of inherent risks, including:

-- economic downturn in the electronics industry in Asia
-- traditionally slower adoption of SVR products internationally
-- general strikes or other disruptions in working conditions
-- generally longer receivables collection periods
-- unexpected changes in or impositions of legislative or regulatory requirements
-- reduced protection for intellectual property rights in some countries
-- potentially adverse taxes
-- delays resulting from difficulty in obtaining export licenses for certain technology
-- other trade barriers
-- the market acceptance of a time-based licensing model

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

Concentration of Stock Ownership.  The Company's present directors, executive
--------------------------------
officers and 5% shareholders and their affiliates beneficially own approximately 37% of the outstanding common stock as of September 30, 2000. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Silicon Valley Research, Inc.

Effect of Certain Charter Projections; Blank Check Preferred Stock.  The
------------------------------------------------------------------
Company's Board of Directors has the authority to issue up to 1,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by shareholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the Company's outstanding voting stock.

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

(a)(2)  The following exhibits are filed with this Quarterly Report on Form 10-
        QSB:

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

3.04 Amendment to Bylaws dated November 12, 1996 (incorporated by reference to Exhibit 3.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).

4.01 Warrant Reduction Offer Statement dated October 13, 2000 between Silicon Valley Research, Inc. and certain warrant holders.

27.1    Financial Data Schedule


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



Date:  November 14, 2000            /s/ James O. Benouis
       -----------------            --------------------
                                    James O. Benouis
                                    President and
                                    Chief Executive Officer


                                    (Chief Financial and Accounting
                                    Officer)