Form 10QSB
period 2000-12-31
SILICON VALLEY RESEARCH INC
filed 2001-02-14
CIK 708367

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934 or the quarterly period ended December 31, 2000 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934 For the transition period from ________to________

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

                                     YES X                              NO
                                        ---                               ---

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

            Common Shares Outstanding at January 31, 2001: 38,115,452

Transitional Small Business Disclosure Statement Format (Check One) YES    NO X
                                                                       ----  ---

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              Pages
                                                                                                              -----
Part I.           FINANCIAL INFORMATION
                  ---------------------
                  Item 1.      Financial Statements

                      Consolidated Balance Sheet -
                          December 31, 2000 (unaudited)                                                         3

                      Consolidated Statements of Operations -
                          Three and Nine Months Ended December 31, 2000 and 1999 (unaudited)                    4

                      Consolidated Condensed Statements of Cash Flows -
                          Three and Nine Months Ended December 31, 2000 and 1999 (unaudited)                    5

                      Notes to Consolidated Financial Statements                                              6-8

                  Item 2.      Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations                                                                    9-17

                  Item 3.      Quantitative and Qualitative Disclosures About Market Risk                      17

Part II.          OTHER INFORMATION                                                                         18-19
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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                   (Unaudited)

                     (In thousands, except per share data)

Assets                                                                 December 31, 2000
------                                                                 -----------------
Current Assets:
     Cash and cash equivalents                                             $       119
     Accounts receivable, net of allowances of $85                               1,010
     Prepaid expenses and other current assets                                     107
                                                                           -----------
                                                                                 1,236

Fixed assets, net                                                                  182
Other assets, net                                                                  294
                                                                           -----------
                                                                           $     1,712
                                                                           ===========

Liabilities and Shareholders' Equity

Current Liabilities:
     Notes payable                                                         $        25
     Accounts payable                                                              213
     Accrued expenses                                                              239
                                                                           -----------
                                                                                   477
                                                                           -----------

Long-term debt, less current portion                                               926
                                                                           -----------
Deferred tax liability                                                              17
                                                                           -----------

Commitments and Contingencies (Note 7)

Shareholders' Equity:
Preferred stock, no par value:
     Authorized: 1,000 shares
     Issued and outstanding: none                                                   --
Common stock, no par value:
     Authorized: 60,000 shares
     Issued and outstanding:
       37,740 shares                                                            45,650
Accumulated deficit                                                            (45,358)
                                                                           -----------
                                                                                   292
                                                                           -----------
                                                                            $    1,712
                                                                           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        Three Months Ended                  Nine Months Ended
                                                            December 31,                      December 31,
                                                        2000             1999               2000            1999
                                                        ----             ----               ----            ----
Revenue:
     License fees and other                          $       60        $      420       $      645        $      496
     Maintenance and services                               356               406              801             1,042
                                                     ----------        ----------       ----------        ----------
     Total revenue                                          416               826            1,446             1,538
                                                     ----------        ----------       ----------        ----------
Cost of revenue:
     License fees and other                                  68                80              200               240
     Maintenance and services                               236               253              519               609
                                                     ----------        ----------       ----------        ----------
     Total cost of revenue                                  304               333              719               849
                                                     ----------        ----------       ----------        ----------
Gross margin                                                112               493              727               689
                                                     ----------        ----------       ----------        ----------

Operating expenses:
     Engineering, research and development                  177               289              546             1,005
     Selling and marketing                                   45                30              535               270
     General and administrative                             192               154              527               475
                                                     ----------        ----------       ----------        ----------
     Total operating expenses                               414               473            1,608             1,750
                                                     ----------        ----------       ----------        ----------

Operating income (loss)                                    (302)               20             (881)           (1,061)
                                                     ----------        ----------       ----------        ----------

Other income (expense):
     Interest income                                          1                --                9                --
     Interest expense                                       (26)              (25)             (75)              (46)
     Other, net                                              --                37              (32)              108
                                                     ----------        ----------       ----------        ----------
     Total other income                                     (25)               12              (98)               62
                                                     -----------       ----------       ----------        ----------

Income (loss) before provision for
     income taxes                                          (327)               32             (979)             (999)

Provision for income taxes                                   --                --               --                --
                                                     ----------        ----------       ----------        ----------
Net income (loss)                                    $     (327)       $       32       $     (979)       $     (999)
                                                     ==========        ==========       ==========        ==========


Net income (loss) per basic share                    $    (0.01)       $     0.00       $    (0.03)       $   (0.04)
                                                     ==========        ==========       ==========        =========

Weighted-average common shares
     outstanding (basic)                                 37,283            27,013           36,133            26,484
                                                     ==========        ==========       ==========        ==========

Net income (loss) per diluted share                  $    (0.01)       $     0.00       $    (0.03)       $   (0.04)
                                                     ==========        ==========       ==========        =========

Weighted-average common shares
     outstanding (diluted)                               37,283            33,023           36,133            26,484
                                                     ==========        ==========       ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                             2000                   1999
                                                                             ----                   ----
Cash Flows from Operating Activities:
Net loss                                                                  $   (979)               $   (999)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization:
       Fixed assets                                                             79                     106
       Software licenses and development costs                                 215                     379
     Loss on sale of fixed assets                                                9                      41
     Write-off of bad debts                                                    255                      --
     Gain on cancellation of debt                                               --                     (96)
Changes in assets and liabilities, net:

     Accounts receivable                                                      (373)                   (151)
     Prepaid expenses and other current assets                                  14                      23
     Accounts payable                                                          (53)                   (187)
     Accrued expenses                                                          (52)                    (83)
     Deferred revenue                                                           (8)                   (229)
     Other, net                                                                 85                      49
                                                                       -----------             -----------
Net cash used in operating activities                                         (808)                 (1,147)
                                                                       -----------             -----------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                                   (147)                    (16)
Proceeds from sale of fixed assets                                              --                      11
Capitalization of software development costs                                   (34)                     --
                                                                       ------------            -----------
Net cash used in investing activities                                         (181)                     (5)
                                                                       -----------             -----------

Cash Flows from Financing Activities:
Proceeds from subordinated debt financing                                       --                   1,000
Principal payments on long-term debt                                            --                    (135)
Principal payments on notes payable                                             --                     (25)
Proceeds from issuance of common stock and warrants                            293                     693
                                                                       -----------             -----------
Net cash provided by financing activities                                      293                   1,533
                                                                       -----------             -----------

Effect of exchange rate changes on cash                                         --                      14
                                                                       -----------             -----------

Net increase (decrease) in cash and
     cash equivalents                                                         (696)                    395
Cash and cash equivalents at beginning
     of period                                                                 815                     247
                                                                       -----------             -----------

Cash and cash equivalents at end
     of period                                                         $       119             $       642
                                                                       ===========             ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 - Unaudited
                      (In thousands, except per share data)

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                            Three Months Ended              Nine Months Ended
                                                                December 31,                   December 31,

                                                          2000              1999          2000               1999
                                                          ----              ----          ----               ----
Net income (loss)                                    $     (327)       $       32       $     (979)       $     (999)
                                                     ==========        ==========       ===========       ===========

Weighted-average common shares
     outstanding (basic)                                 37,283            27,013           36,133            26,484

Weighted-average common stock equivalents:

     Stock options                                           --             1,168               --                --
     Warrants                                                --             4,842               --                --
                                                     ----------        ----------       ----------        ----------
Weighted-average common shares
     outstanding (diluted)                               37,283            33,023           36,133            26,484
                                                         ======        ==========       ==========        ==========

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          December 31, 2000 - Unaudited
                      (In thousands, except per share data)

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

                                                             Three Months Ended              Six Months Ended
                                                                December 31,                   December 31,

                                                          2000             1999           2000               1999
                                                          ----             ----           ----               ----
Net income (loss)                                    $     (327)       $       32       $     (979)       $     (999)
Other comprehensive (loss) gain                              --                --               --                14
                                                     ----------        ----------       ----------        ----------
     Total comprehensive income (loss)               $     (327)       $       32       $     (979)       $     (985)
                                                     ==========        ==========       ==========        ==========

Note 4:  Statement of Cash Flows Information

                                                                           Nine Months Ended
                                                                              December 31,
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

Note 5:         Balance Sheet Components

                                                                                   December 31, 2000
                                                                                   -----------------
Other Assets:
Software development costs                                                              $      976
Software licenses                                                                              979
                                                                                        ----------
                                                                                             1,955

Less accumulated amortization                                                               (1,792)
                                                                                        ----------
                                                                                               163

Goodwill                                                                                       110
Other                                                                                           21
                                                                                        ----------
                                                                                        $      294
                                                                                        ----------
Accrued Expenses:
Payroll and related costs                                                               $      116
Taxes payable                                                                                   38
Interest payable                                                                                55
Other                                                                                           30
                                                                                        ----------
                                                                                        $      239
                                                                                        ==========

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          December 31, 2000 - Unaudited
                      (In thousands, except per share data)

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

Note 8:         Subsequent Events

         Subsequent to quarter end, the Company entered into an Agreement with its bank for the purchase of the Company's receivables. The agreement provides that the bank will purchase up to $250 of the Company's domestic accounts receivable. The bank will advance the Company 80% of qualified receivables. In the event that the Company's customers do not pay on the invoices within 90 days of invoice date, the Company may be required to return the amounts advanced to the bank.

Note 9:         Recent Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Statement of Position 98-1 provides guidance for determining whether computer software is internal-use software and on capitalization of the costs associated with internal-use computer software. It also provides guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The disclosures prescribed by Statement of Position 98-1 were effective for the year ended March 31, 2000 consolidated financial statements.

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (In thousands, except per share data)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Silicon Valley Research, Inc.'s ("the Company" or "SVR") current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 2, elsewhere in this Form 10-QSB and as set forth in the Company's Form 10-KSB on file with the SEC, that could cause actual results to differ materially from historical results or those anticipated. Factors that could cause actual results or performance to differ materially or contribute to such differences include, but are not limited to, those discussed below in "Results of Operations," "Liquidity and Capital Resources," "Other Factors That May Affect Future Results," and "Disclosures About Market Risk." In this report, statements including, but not limited to, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake and specifically disclaims any duty to update any forward-looking statement which may prove to have been incorrect.

RESULTS OF OPERATIONS

REVENUE

         Revenue for the third quarter of fiscal year 2001, which ended December 31, 2000, was $416, a decrease from $826 in the third quarter a year ago. Revenue for the nine month period ended December 31, 2000 decreased to $1,446 from $1,538 over the nine month period ended December 31, 1999. The decrease for the nine months ended December 31, 2000 was primarily due to a decrease in license revenue beginning in the second quarter. Revenue decreased for the third quarter due to a change in the Company's sales strategy. Over the past three years, the Company has sold 31 seats of its software at prices ranging anywhere from approximately $5 to approximately $200 per seat, with an average price of approximately $45. During the Company's second fiscal quarter, the Company completed the implementation of its internet software delivery system ahead of schedule. Since the new time-based internet licensing model would represent a substantial cost savings to the individual customer, the Company felt compelled to give its customers the option to wait until the internet licensing option was available. Only one customer elected to purchase a permanent license, while over a dozen customers and potential customers elected to join the backlog of sales and potential sales waiting for the release of the time-based internet licensing model. The relative lack of substantial license sales for the Company in the second and third quarters reflects the transition from a quarterly sales cycle to a pay-by-the-hour model while maintaining customer relations by not intentionally selling substantial amounts of inventory prior to a large price reduction represented in the new pay-as-you-go model. The Company released its Gards product on-line late in the third quarter in December 2000. The Company's SC product was released after the end of the third quarter in January 2001. The Company anticipates that additional products will be available on-line by the hour before the end of its March 31, 2001 fiscal year.

         Several key factors contributed to the increase in license fee revenue for the nine months ended December 31, 2000 resulting from increased license revenue in the first fiscal quarter, including the Company's distribution agreement with The Shearwater Group, a global distributor and reseller of EDA (Electronic Design Automation) software. By its terms, the agreement with The Shearwater Group has terminated effective November 10, 2000. International sales, primarily from the Far East, accounted for 8% of total revenue in the third quarter of fiscal 2001, which is an increase from no international sales in the first and second quarters of fiscal 2001, compared to international sales comprising 3% of the Company's total revenue in the third quarter of fiscal year 2000. Prior to fiscal 2000, international sales were made primarily in Japan and other countries in the Far East. The Company intends to resume doing business in these areas in the future by having its products available on the internet.

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

COST OF REVENUE

         Cost of license fees and other for the third quarter of fiscal year 2001 was $68 as compared to $80 in the third quarter of fiscal year 2000. Cost of license fees and other for the nine months ended December 31, 2000 was $200 compared to $240 for the nine months ended December 31, 1999. Cost of sales of license fees and other is primarily the amortization of software development costs and is not a function of revenue.

         Cost of maintenance and services for the third quarter of fiscal year 2001 remained essentially level at $236 compared to $253 in the third quarter of fiscal year 2000. Cost of maintenance and services for the nine months ended December 31, 2000 was $519 compared to $609 for the nine months ended December 31, 1999. Cost of maintenance and services is primarily the cost of providing design services, technical support and technical documentation.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

         Engineering, research and development expenses for the third quarter of fiscal year 2001 were $177 compared to $289 in the third quarter of fiscal year 2000. Comparing the third quarter of fiscal 2001 and the third quarter of fiscal 2000, engineering, research and development expenses were 43% and 35% of total revenue, respectively. Engineering, research and development expenses for nine months ended December 31, 2000 were $546 compared to $1,005 for the nine months ended December 31, 1999. Comparing these periods, engineering, research and development expenses were 38% and 65% of total revenue, respectively. The decrease in engineering, research and development expenses is due to cost-cutting measures instituted by management, including a reduction in personnel. While the Company has maintained an emphasis on new product research and development, the Company's current products are further along in the development cycle and reached the stage of maturity where they require less investment for development.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses for the third quarter of fiscal year 2001 increased to $45 from $30 in the third quarter of fiscal year 2000. In the third quarter of fiscal 2001 and the third quarter of fiscal 2000, selling and marketing expenses were 11% and 4% of total revenue, respectively. Selling and marketing expenses for the nine months ended December 31, 2000 increased to $535 from $270 for the nine months ended December 31, 1999. Comparing the nine month periods, selling and marketing expenses were 37% and 18% of total revenue, respectively. The increase in selling and marketing expenses for the nine months ended December 31, 2000 resulted from a write-off of bad debts in the second quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased to $192 for the third quarter of fiscal year 2001 from $154 in the third quarter of fiscal 2000. In the third quarter of fiscal 2001 and the third quarter of fiscal 2000, general and administrative expenses were 46% and 19% of total revenue, respectively. General and administrative expenses for the nine months ended December 31, 2000 increased to $527 from $475 for the nine months ended December 31, 1999. Comparing the nine month periods, general and administrative expenses were 36% and 31% of total revenue, respectively. The increase is due to an increase in professional fees, including accounting fees to comply with new SEC regulations, legal fees and investor relations.

Other income (expense)

         Other income for the first nine months of fiscal year 2000 includes $107 gain recognized on the cancellation of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has financed its operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. During the nine months ended December 31, 2000, cash and cash equivalents decreased $696 from $815 to $119. This decrease resulted from cash provided by financing activities of $293 less cash used by operations of $808 and less $181 of cash used for investing activities. The Company received approximately $293 from the exercise of outstanding warrants. A possible future source of cash for the Company is the potential exercise of outstanding warrants if the Company's stock price were to increase. However, there can be no assurance that the holders of warrants will elect to exercise outstanding warrants.

   The Company reported a net loss for the nine months ended December 31, 2000 and had an accumulated deficit of $45,358. The achievement and maintenance of profitability is primarily dependent upon the continued development and commercial acceptance of the Company's products, the success of making software available on-line using a pay-as-you-go model as opposed to licensing, the successful management of the business, management's ability to strategically focus the Company and the distributor's marketing and sales ability. There can be no assurance that profitable operations will resume. In addition, primarily because of a longer collection period for its receivables resulting from its former use of a distributor, The Shearwater Group, the Company is experiencing negative cash flow from operations and may continue to experience negative cash flow from operations through the end of fiscal 2001 and potentially thereafter.

   The Company's primary unused sources of funds at December 31, 2000 consisted of cash and cash equivalents of $119. On October 13, 2000, the Company issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of SVR Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors would be able to exercise the $0.37 Warrants at a reduced price of either $0.175 per share or $0.155 per share. Investors who exercised at the $0.155 price would be prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.175 price would have no restrictions on the sale of the underlying shares. The Offer expired on Friday, October 20, 2000. 1,341 warrants were exercised at $0.155 per share and 248 warrants were exercised at $0.175 per share, raising approximately $250. One officer/director of the Company, one affiliate of a Company director and one 10% shareholder participated in the Offer.

   In January 2001, the Company entered into an Agreement with its bank for the purchase of the Company's receivables. The agreement provides that the bank will purchase up to $250 of the Company's domestic accounts receivable. The bank will advance the Company 80% of qualified receivables. In the event that the Company's customers do not pay on the invoices within 90 days of invoice date, the Company may be required to return the amounts advanced to the bank.

   The Company's operations have required substantial cash in the past; for example, $808 during the first nine months of fiscal year 2001. Management has implemented cost reducing measures and expects revenues to increase during the remainder of fiscal year 2001. However, there can be no assurance that revenues will increase. The Company is also required to pay a creditor approximately $112 during fiscal year 2001 in settlement of a workout agreement. Assuming management is successful with its cost reduction and revenue achievement programs, the Company may fund future operations without requiring additional financing. However, from time to time the Company may obtain additional financing to fund operations or to fund growth if its immediate potential for growth exceeds its cash on hand. It is possible that the Company could require additional financing to fund future operations. If such an event is necessary, the Company may not be able to obtain financing on favorable terms, if at all.

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

OTHER FACTORS AFFECTING FUTURE RESULTS

Recent and Expected Losses; Accumulated Deficit. For the nine months ended December 31, 2000, the Company reported a net loss of $979 and had an accumulated deficit of approximately $45,358 as of December 31, 2000. The Company may incur future losses. There is no assurance that the Company will generate positive cash flow from operations or that the Company will obtain profitability in the future. To the extent the Company grows or incurs losses, its operating and investing activities may use cash and, consequently, additional sources of financing may be required or operating expenses reduced in the future.

Need for Future Financing. As described above, under Management Discussion and Analysis-Liquidity and Capital Resources, as long as SVR revenues continue to increase as anticipated and the Company is able to implement and maintain cost reduction measures, the Company may not require additional financing to fund operations in the future. However, if the Company cannot achieve anticipated revenues, the Company may require additional funding due to the cash requirements to service its current debt and any negative cash flow from operations. There can be no assurance that the Company will be able to raise such financing or that any such financing the Company is able to conduct will be on attractive terms.

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

Change in Business Model:Dependence on Certain Customers. During the second quarter of fiscal 2001, the Company changed its sales strategy to a time-based internet licensing model. The Company released its Gards product on-line late in the third quarter in December 2000. The Company's SC product was released after the end of the third quarter in January 2001. The Company anticipates that additional products will be available on-line by the hour before the end of its March 31, 2001 fiscal year. There can be no assurance that this new time-based internet licensing model will be successful. The Company entered into an agreement with The Shearwater Group in November 1999 that provides that The Shearwater Group will be the exclusive worldwide distributor for all of SVR products for a minimum term of one year. The Company has elected to not extend the exclusive contract with the Shearwater Group, which expired November 10, 2000.

         A small number of customers account for a significant percentage of SVR total revenue. For the first nine months of fiscal year 2001, four customers accounted for 81% of the Company's total revenue. In fiscal year 2000, three customers accounted for 41% of the Company's revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on the Company's business, operating results or financial condition.

New Products and Rapid Technological Change; Risk of Product Defects. The Electronic Design Automation ("EDA") industry is characterized by the following:

-    extremely rapid technological change

-    frequent new product introductions and enhancements

-    evolving industry standards

-    rapidly changing customer requirements.

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

         The Company announced a new product named QIC/APR. However, there is no guarantee that:

-    this new product will gain market acceptance

- the Company will be successful in developing and marketing product enhancements

- the Company will be successful in developing other new products that respond to technological change, evolving industry standards and changing customer requirements

- the Company will not experience difficulties that could delay or prevent the successful development introduction and marketing of these products or product enhancements

- new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance

         All of SVR present products operate in the Unix and/or Linux operating systems and the Company intends for all future products to operate in the Unix operating system, as well as the Linux operating system. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, the Company would be required to port its products. This would be costly and time consuming and could have a material adverse effect on the Company's business, operating results or financial condition. If the Company fails to develop and introduce new products and product enhancements in a timely and cost-effective manner, for technological or other reasons, it could also have material and adverse effects on the Company's business, operating results and financial condition. Introducing or even announcing new products by SVR or its competitors, including new technologies or changes in industry standards or customer requirements, could render some or all of SVR existing products obsolete or unmarketable. Furthermore, customers might defer purchases due to the introduction or announcement, which would also have a material adverse effect on the Company's business, operating results or financial condition.

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

Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock. SVR common stock was delisted from trading on the NASDAQ National Market on November 16, 1998. SVR common stock immediately began trading on the OTC Bulletin Board. As a result, the Company's ability to obtain additional financing through the issuance of common stock or securities convertible into common stock may be adversely affected. Investors might find that disposing of SVR common stock is more difficult than it has been in the past. The trading price of SVR common stock is currently less than $5.00 per share. Because the Company's common stock falls into the category defined as penny stock, trading in the common stock is currently subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers. These rules require the Company, in advance of trading, to provide investors with disclosure schedules, which explain the penny stock market and associated risks. The rules impose various sales practice requirements on broker-dealers who sell penny stock. Broker-dealers engaging in some types of these transactions must make a special suitability determination and obtain investors written consent prior to sale. This additional burden may discourage broker-dealers from actively effectuating common stock transactions, which in turn could have the adverse effect of severely limiting the marketability of SVR common stock. Therefore, the ability of Silicon Valley Research, Inc. shareholders to resell their stock would be limited. In turn, this could adversely effect the Company's ability to obtain future equity financing.

Possible Volatility of Stock Price. The market price of SVR common stock has been volatile. The following events could cause the market price of SVR common stock to fluctuate substantially:

- future announcements concerning the Company's competitor's or quarterly variations in operating results

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

Potential Fluctuations in Quarterly Operating Results.  Numerous factors may
-----------------------------------------------------
materially and unpredictably affect the Company's operating results, including:

-    uncertainties of the size and timing of software license fees
-    timing of co-development projects with customers
-    timing of operating expenditures
-    increased competition
-    new product announcements and releases by SVR and its competitors
-    gain or loss of significant customers or distributors
-    expense levels
-    renewal of maintenance contracts
-    pricing changes by SVR or its competitors
-    personnel changes
-    foreign currency exchange rates
-    economic conditions generally and in the electronics industry specifically

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

Lengthy Sales Cycle. The licensing and sale of SVR software products generally involve a significant commitment of capital from prospective customers. Delays are frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of SVR products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Because the timing of customer orders is hard to predict, the Company believes that quarterly operating results are likely to vary significantly in the future. The Company's actual results could vary materially as a result of a variety of factors, including, without limitation:

-    the high average selling price and long sales cycle for SVR products

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

International Sales. International sales, primarily in Japan and Taiwan, accounted for approximately 5% of the total revenue in fiscal 2000 and 36% in 1999. Declining revenues from international sales resulted primarily from the closure of the Company's Tokyo office in December 1998 and Taiwan office in March 1999, brought about, in part, by a reduction in capital expenditures by semiconductor manufacturers, particularly in Asia, as a result of the recent financial crisis in that region, and increased competition in the EDA software market. The Company expects that international sales through its time-based internet licensing model, will once again account for a significant portion of SVR revenue by the end of fiscal 2001, as had been the case prior to fiscal 2000. However, this revenue involves a number of inherent risks, including:

- economic downturn in the electronics industry in Asia - traditionally slower adoption of SVR products internationally - general strikes or other disruptions in working conditions - generally longer receivables collection periods -unexpected changes in or impositions of legislative or regulatory requirements -reduced protection for intellectual property rights in some countries -potentially adverse taxes

- delays resulting from difficulty in obtaining export licenses for certain technology

-    other trade barriers

-    the market acceptance of a time-based licensing model

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

Proprietary Rights. Silicon Valley Research, Inc. relies on contract, trade secret and copyright law to protect its technology. Competitors may develop similar or superior technologies or duplicate SVR technology. The Company generally enters into confidentiality or license agreements with its employees, distributors and customers, and limits access to and distribution of SVR software, documentation and other proprietary information. Despite these precautions, it is possible for a third party to copy or otherwise obtain and use SVR products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries.

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

Concentration of Stock Ownership. The Company's present directors, executive officers and 5% shareholders and their affiliates beneficially own approximately 37% of the outstanding common stock as of December 31 , 2000. As a result, these shareholders may be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Silicon Valley Research, Inc.

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

Item 2.           Changes in Securities and Use of Proceeds:  Not Applicable

Item 3.           Defaults Upon Senior Securities: Not Applicable

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  (A) On December 15, 2000, the Annual Meeting of the Shareholders of the Registrant was held. A total of 30,576,328 shares, or approximately 81% of the shares outstanding, were represented at this meeting.

                  (B) At the annual meeting, the shareholders elected James O. Benouis as Director with 30,395,129 votes in favor and 181,199 withheld; and David G. Arscott as Director with 30,395,129 votes in favor and 181,199 votes withheld. This left three (3) vacancies on the board of directors.

                  (C) The shareholders approved an amendment to the Company's 1988 Stock Option Plan that eliminates the per optionee annual limit of 250,000 shares with 29,844,249 votes in favor, 670,694 against and 61,385 votes abstained.

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

4.01 Warrant Reduction Offer Statement dated October 13, 2000 between Silicon Valley Research, Inc. and certain warrant holders (incorporated by reference to Exhibit 4.01 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

                            (B) Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter covered by this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SILICON VALLEY RESEARCH, INC.





Date:       February 14, 2001               /s/ James O. Benouis
            -----------------               ----------------------------------
                                            James O. Benouis
                                            President and
                                            Chief Executive Officer

                                            (Chief Financial and Accounting
                                            Officer)