Form 10KSB
period 2001-03-31
SILICON VALLEY RESEARCH INC
filed 2001-07-13
CIK 708367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


  X           Annual  report  pursuant to Section 13 or 15(d) of the  Securities
-----         Exchange Act of 1934 For the fiscal year ended March 31, 2001

-----         Transition  report  under  Section  13 or 15(d) of the  Securities
              Exchange   Act  of   1934   For   the   transition   period   from
              ________________ to ________________

Commission File No. 0-13836

                          SILICON VALLEY RESEARCH, INC.
        (Exact name of Small Business Issuer as specified in its charter)

California                                            94-2743735
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

6293 San Ignacio Avenue  Suite 201
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


Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of bid and asked prices of the Registrant's common stock on June 29, 2001 in the over-the-counter market, was approximately $3,700,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 29, 2001, Issuer had 40,730,342 shares of common stock outstanding.

Transitional Small Business Disclosure Format:       ______yes     ___X____no

                      The exhibit index appears on sequentially numbered page 41

                                     Part I

This report includes a number of forward-looking statements, which reflect Silicon Valley Research, Inc.'s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors Affecting Future Results, and elsewhere in this Form 10-KSB, as well as other risks and uncertainties described in the Company's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions regarding our intent, belief, and current expectations identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission.

Item 1.  Description of Business

General

Silicon Valley Research, Inc. (sometimes referred to as "the Company" or "SVR"), incorporated in 1979, develops and markets physical design software for use by integrated circuit ("IC") designers, including those of its subsidiary, Quality I.C. Corporation. Our software products are used to automatically and efficiently arrange and connect the individual components that comprise an integrated circuit. While this process, commonly referred to as "place and route", is a crucial element of most chip designs, some critical areas require a more manual approach. Designers at Quality I.C. Corporation are skilled in the production of custom chip components to satisfy demanding performance and area requirements. By combining both strengths, our design project support and consulting services encompass nearly all aspects of the physical integrated circuit design process. Our end-user customers include Hyundai, Micron, Motorola, N.E.C., OKI Semiconductor, Prominent Communications, Samsung Electronics, Sarnoff, Sony, Texas Instruments, and Yamaha.

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

The demands on EDA software tools have been compounded as companies designing and manufacturing IC's are beginning to address the issues raised by "deep submicron" design. Such design work involves feature sizes of 0.5 micron or smaller. At deep submicron geometries, interconnect (wire) delay, rather than gate (transistor) delay, increasingly becomes the factor which determines the operating frequency of the IC. Deep submicron geometries require designers to produce routing with minimal wire lengths and to achieve the smallest possible die size to meet high frequency specifications. In addition, minimizing vias (interconnections between various metal layers inside the IC) and corners in the routing of IC's improves manufacturability, thereby increasing overall yield and reliability. As IC technology advances further into deep submicron geometries, the physical layout task is becoming increasingly difficult to complete within design specifications. As a result, place and route tools such as those offered by us are required to address these complex layout issues.

SVR Products

We offer a line of products for IC physical design. All of our products run on Unix workstations from Sun Microsystems, Inc. and Hewlett Packard Company, as well as on the Linux operating system. All of our products support industry standards such as Motif, X-Windows, GDSII Stream format, EDIF, Verilog, LEF and DEF. In addition, we have ported two of our products, QIC/APR and GARDS, to operate on the Red Hat version of the Linux operating system running on X86 workstations. We offer interfaces to Mentor Graphics Falcon Framework and Synopsys, Inc.'s synthesis tools and Cadence's physical design tools. Our products have a similar technology foundation and are modular in nature. Each of the products offered by us is sold in a range of configurations based on the size and complexity of the design to be developed with the SVR product. In addition, we offer a set of design project support services encompassing the IC development process including complete IC design engineering services, VLSI mask design and chip assembly capability, and CAD/EDA tool application methodology consulting services. The following summarizes our product families:

SVR QIC/APR: SVR QIC/APR is our latest product offering. QIC/APR is the combined offering of DCP, QICPlace and QICRoute. QIC/APR offers all of the features of the combined products in one comprehensive and affordable package.

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

SVR QICRoute: SVR QICRoute is our next-generation routing solution, combining the proven speed and efficiency of SVR GARDS routing subsystem with powerful new features for deep submicron design. SVR QICRoute's pin-pair routing gives designers precise control over timing-critical nets. Timing violations can also be automatically eliminated using SVR QICRoute's MeetSkew routing algorithm. Although the line-probe routing algorithm consistently delivers high-quality routing results, SVR QICRoute can optionally be guided by global-routing information. Like SVR QICPlace, SVR QICRoute is tightly integrated with SVR DCP through a sophisticated plug-in interface.

SVR GARDS: We believe that SVR GARDS, using our line probe routing algorithm, provides the fastest turnaround time for an area-based place and route software tool in the EDA industry. In addition, SVR GARDS provides high quality routing results with a minimum of vias, line segments, and total interconnecting wire length. The product handles up to a million gates and has been extended to handle n layers of interconnect. The interactive timing-driven placement subsystem enables designers to improve their placement to handle issues of congestion, timing or net length. The timing-driven routing capabilities of the product allow designers to specify timing constraints on all nets and on all critical paths without affecting run times. SVR GARDS has a built-in simulator for timing analysis and a clock tree synthesis module that minimizes clock delay. SVR GARDS includes a procedural language interface which allows system designers to interface the tool to virtually any design flow. The line probe routing algorithms enable the product to perform incremental ECOs rapidly without disturbing the structure of the routed design outside the region of interest.

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

SVR FloorPlacer: SVR FloorPlacer is an interactive floorplanning software product for designers of embedded arrays, gate arrays, and structured custom blocks. By integrating our area-based routing technology, SVR FloorPlacer helps designers obtain an accurate assessment of timing characteristics and routability of their designs early in the design process. SVR FloorPlacer reduces time to market by eliminating costly iterations between synthesis and layout. The software products provide interfaces and links which allow direct back annotation of delays from SVR FloorPlacer products into synthesis and simulation. The graphical user interface provides improved usability and gives the user interactive control over the floorplan while providing comprehensive graphical analysis and feedback. This interface helps users improve routability and the timing attributes of their designs.

IC Design and Consulting Services: We provide a set of design project support services focused mainly on the physical design portion of the IC development process including complete physical design engineering services, VLSI mask design and chip assembly capability, and CAD/EDA tool application methodology consulting services. Design capabilities include standard cell library layout and verification, hierarchical chip floorplanning, full custom internal-block layout, standard-cell-block place-and-route implementation and top-level place and route chip assembly. As an integrated EDA tool supplier and IC design and layout organization, we also provide consulting in the areas of high-level design methodology, EDA tool application and integration, customized environments and need-specific tool enhancements.

Marketing and Sales

During the 2001 fiscal year, we changed our sales model to offer our tools through e*ECAD's Web service on a pay-per-use basis. E*ECAD is the first Web service to offer engineers featured EDA tools hosted on their worldwide Internet portal that delivers the tools on a pay-per-use basis. Users can access e*ECAD's broad variety of software and download selected tools to their computers. Our customers download, install and run the tools they need and are charged for the actual usage time, which can be billed in .01 second increments. The new pricing structure enables us to offer flexible pricing solutions to worldwide customers who demand an alternative to the high licensing fees of traditional front-loaded licensing models. In addition to the new Internet model, we continue to use traditional lines of distribution for our products. We have domestic sales and support offices in metropolitan areas of California and Texas.

We market our products both domestically and internationally to integrated circuit designers and manufacturers, large electronic systems manufacturers, and major aerospace, automotive, and consumer electronics companies. Consolidated revenue from our major customers consists of the following:

                                                            Year Ended March 31,

     Customer                                               2001            2000
     --------                                               ----            ----

     Cicada Semiconductor                                    14%             *
     Cirrus Logic                                            18%             *
     Mediamatics                                             11%             *
     Motorola, Inc.                                          24%             16%

     SigmaTel                                                18%             13%
     The Shearwater Group                                    *               12%

     *less than 10% of consolidated revenue

In addition to the Internet model described above, we license our software to customers (except in Japan, where the Company sells its software to customers) under agreements that provide for a fully paid up license fee or sales price to use the product in perpetuity on a specified computer. License fees for individual products range from approximately $25,000 for the least expensive software to approximately $200,000 for the most complex software product.

We provide software maintenance agreements, typically for a one year term, for a fee, which includes technical support and services such as telephone consultation regarding the use of the products, problem resolution and product enhancements.

Product Development

The EDA market is characterized by rapid technological advances in both computer hardware and software. We believe that the continued development of new products and enhanced features is critical to our success. In fiscal 2000 and 2001, we spent approximately $1,070,000 and $835,000, or as a percentage of revenue 52% and 71%, respectively, on engineering, research and development. These amounts are net of costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (See Note 1 of Notes to Consolidated Financial Statements).

Licensing Technology

We previously completed the integration and testing of a new high speed automatic placement technology resulting in improved design quality and turnaround time, as well as a smaller design die size, for our SC(TM) family of products. The new placement technology named TeraCell(TM) was developed by CLK Computer-Aided Design, Inc. We licensed the TeraCell(TM) placement technology, which was offered as an option to existing SVR installations and began being offered with new product sales starting in June, 1997. CLK Computer-Aided Design was acquired by Mentor Graphics in November 1998. Our license to distribute the TeraCell(TM) placement technology expired in April 2000. We do not anticipate any negative effect on revenues as a result of the expiration of the agreement.

Manufacturing

Our software production operations consist of configuring the existing software product with the proper customer specifications, producing user manuals and other documentation and shipping the product to the customer by making it available for download from the Company's ftp server. Software is delivered to customers electronically over the Internet. Many of our customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined, and, as a result, we operate with no significant backlog. We are not dependent on seasonal fluctuations.


Competition

The EDA software market in which we compete is intensely competitive and subject to rapid technological change. We currently face competition from EDA vendors, including Cadence, which currently holds the dominant share of the market for IC physical design software, Avant! and Synopsys. These EDA vendors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than ours. These companies also have established relationships with current and potential customers of ours and can devote substantial resources aimed at preventing us from enhancing relationships with existing customers or establishing relationships with potential customers. We believe that competitive factors in the EDA software market include product performance, price, support of industry standards, ease of use, delivery schedule, product enhancement, and customer technical support and service.

Competition from other EDA companies that choose to enter the IC physical design market could present particularly formidable competition due to their large installed customer base and their ability to offer a complete integrated IC design solution, which we do not offer. We expect additional competition from other established and emerging companies. In addition, the EDA industry has become increasingly concentrated in recent years as a result of consolidations, acquisitions and strategic alliances. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on its business, operating results and financial condition.

Proprietary Rights

We rely on contract, trade secret and copyright law to protect our technology. There can be no assurance that others will not develop technologies that are similar or superior to our technology or duplicate our technology. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries.

There has been substantial industry litigation regarding patents and other intellectual property rights involving technology companies. In the future, litigation may be necessary to protect and enforce our intellectual property rights, to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and could divert management's attention, which could have a material adverse effect on our business, results of operations or financial condition regardless of the outcome of the litigation. In addition, third parties making claims against us with respect to intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. There can be no assurance that we or our customers could obtain necessary licenses from third parties at a reasonable cost or at all.

Employees

As of March 31, 2001, we employed 22 full-time employees, 18 engaged in engineering, product development, and IC design services and the remainder engaged in administrative activities. The 22 employees were located in the United States. Our success will depend, in large part, on our ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of our employees is represented by a labor union.

Our development, management of growth and other activities depend on the efforts of key management and technical employees. Competition for such personnel is intense. We use incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees. There can be no assurance, however, that we will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of our key management or technical personnel also could materially and adversely affect us. We generally do not have employment agreements with our key management personnel or technical employees.

Item 2.  Description of Property

Our principal administrative, marketing, engineering development and support and I.C. design functions occupy two facilities. One facility occupies approximately 2,000 square feet in an office building in San Jose, California under a four year lease expiring on March 31, 2005. The other occupies approximately 5,300 square feet in an office building in Austin, Texas under a lease expiring June 30, 2004.

Management believes that our facilities will be adequate for our operations.

Item 3.  Legal Proceedings

As with other companies in our industry, we are subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties.

In March 2001, we sued a customer to recover approximately $220,000 for amounts unpaid for a license sale. The customer has counterclaimed the following causes of action: breach of contract, breach of warranty, and negligent misrepresentation. We believe that the counterclaim is without merit. We are vigorously pursuing our cause of action, the outcome of which is currently unknown. The parties are currently engaged in discovery.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during our fourth quarter.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock was traded on the Nasdaq National Market until November 1998 and is currently traded on the OTC Bulletin Board (the "OTCBB") under the symbol SVRI. The following table sets forth, for the fiscal period indicated, the low and high closing sales prices for the common stock as reported by Nasdaq and the OTCBB. We had approximately 393 shareholders of record and approximately 5,426 beneficial holders as of March 31, 2001.

Common Stock Prices

Fiscal 2000 Quarter ended       June 30      Sept. 30     Dec. 31      March 31
                                -------      --------     -------      --------
         High                     $0.19         $0.15       $1.28         $1.19
         Low                      $0.10         $0.13       $0.12         $0.48

Fiscal 2001 Quarter ended       June 30      Sept. 30     Dec. 31      March 31
                                -------      --------     -------      --------
         High                     $0.69         $0.65       $0.46         $0.22
         Low                      $0.19         $0.16       $0.13         $0.14

The prices set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

We have not declared or paid dividends on our common stock in fiscal 2000 and 2001. Certain covenants in our loan agreements restrict the payment of dividends. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance, including, for example, statements concerning releases of new products and enhancements, expected revenue growth, continuation of expense reductions and international sales. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 6 and elsewhere in this Annual Report on Form 10-KSB, as well as other risks and uncertainties described in our other reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates" "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Dollar amounts are in thousands.

Revenue

Total revenue decreased from $2,065 in fiscal 2000 to $1,182 in fiscal 2001. The decrease in revenues in fiscal 2001 resulted primarily from a decrease in license revenue beginning in the second quarter of fiscal 2001 due to a change in our sales strategy. During our second fiscal quarter, we completed the implementation of our internet software delivery system ahead of schedule. Since the new time-based internet licensing model would represent a substantial cost savings to the individual customer, we felt compelled to give our customers the option to wait until the internet licensing option was available. Only one customer elected to purchase a permanent license, while over a dozen customers and potential customers elected to join the backlog of sales and potential sales waiting for the release of the time-based internet licensing model. The relative lack of license sales during the last three quarters of the fiscal year reflects the transition from a quarterly sales cycle to a pay-by-the-hour model while maintaining customer relations by not intentionally selling a substantial amount of inventory prior to a large price reduction represented in the new pay-as-you-go model. We released our Gards product on-line late in the third quarter in December 2000. Our SC product was released after the end of the third quarter in January 2001. We released our Linux version of Gards after the end of the fiscal year in June 2001. International sales were approximately $93 and $38 for fiscal 2000 and 2001, respectively, representing 5% and 3% of total revenue for the respective periods. This decrease resulted primarily from closure of our Japan and Taiwan offices. Our plans for fiscal 2002 include an aggressive new product plan, including new releases of significant enhancements for each of our primary products, as well as plans to increase international sales. However, there can be no assurance that these new products and enhancements will be released on a timely basis, if at all, or will gain market acceptance. With the acquisition of QIC, we have front-end technology which improves the flow of data into our product tools and improves the resulting performance. We intend to focus increasingly on the services market going forward in order to provide customers with a service-driven integrated circuit design solution. See "Other Factors Affecting Future Results-New Products and Rapid Technological Change; Risk of Product Defects".

In fiscal 2000 and 2001 maintenance and services revenue was $1,222 and $1,137, respectively. Services revenue as a percentage of total revenue was 59% and 96% for fiscal 2000 and 2001, respectively. The decline in maintenance fees included in services revenue in fiscal 2001 was due to a reduction in maintenance renewals.

If revenue levels are below expectations, operating results will be materially and adversely affected. In addition, our quarterly and annual results may fluctuate as a result of many factors, including the size and timing of software license fees, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by us and our competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by us or our competitors, personnel changes, foreign currency exchange rates and economic conditions generally and in the electronics industry specifically.

Our expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict.

Cost of revenue

For fiscal 2000 and 2001, cost of licenses was $306 and $217, respectively. Cost of licenses as a percentage of licenses revenue was 36% and 482% for fiscal 2000 and 2001, respectively. Cost of licenses consists primarily of the amortization of capitalized software development costs and is not a function of revenue.

For fiscal 2000 and 2001, cost of maintenance and services decreased from $782 to $730, respectively. Cost of maintenance and services as a percentage of maintenance and services revenue was 64% and 64% for fiscal 2000 and 2001, respectively. Cost of maintenance and services primarily includes the cost of providing design services. In addition, a small percentage of costs are for technical support and technical documentation.

Engineering, Research and Development Expenses

Engineering, research and development expenses for fiscal 2000 and 2001 were $1,070 and $835, respectively. The decrease in engineering, research and development expenses in fiscal 2001 was due to cost-cutting measures instituted by management, including a reduction in personnel, while maintaining an emphasis on new product research and development. We believe we have the personnel necessary to complete our planned product upgrades and releases during 2002.

Selling and Marketing Expenses

Selling and marketing expenses for fiscal 2000 and 2001 were $381 and $578, respectively. The increase in fiscal 2001 resulted from a write-off of bad debts in the second quarter.

General and Administrative Expenses

General and administrative expenses for fiscal 2000 and 2001 were $521 and $745, respectively. General and administrative expenses have increased due to an increase in professional fees, including accounting fees to comply with new SEC regulations, legal fees and investor relations.

Other Income (Expense)

Other income (expense) for fiscal 2000 and 2001 was $203 and $(147), respectively. Other income in fiscal 2000 includes the following one-time items:
$142 gain recognized on the cancellation of indebtedness, $150 foreign currency translation gain recognized upon the closure of foreign subsidiaries and $41 loss recognized on the sale of fixed assets. Other expense for 2000 and 2001 includes interest expense on a subordinated debt/warrant financing of $73 and $124, respectively.

Provision for Income Taxes

The provision for income taxes for fiscal 2000 and 2001 was $0 and $0, respectively.

As of March 31, 2001, we had federal and state net operating loss carryforwards of approximately $36,600 and $8,700, respectively. We also had federal and California research and development tax credit carryforwards of approximately $727 and $513, respectively. The net operating loss and credit carryforwards will expire at various dates from 2001 through 2020, if not utilized (see Note 10 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities and to a lesser extent, cash generated from operations. In fiscal 2000 and 2001, we received cash of $1,223 and $662, respectively, from private placements of common stock and warrants and the exercise of warrants and options to purchase common stock.

Although we reported net income for the first fiscal quarter, we incurred an operating loss for the entire fiscal 2001. At March 31, 2001, we had an accumulated deficit of $46,464. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of our products, the successful management of the business, management's ability to strategically focus the Company. There can be no assurance that profitable operations will occur. In addition, we are experiencing negative cash flow from operations and it is expected that we will continue to experience negative cash flow for a portion of fiscal 2002 and potentially thereafter.

Our operating activities used cash of $1,225 and $1,327 in fiscal 2000 and 2001, respectively.

Investment activities, primarily comprising capitalized software development costs, acquired fixed assets and purchased software licenses, were $(153) and $(195) for fiscal 2000 and 2001, respectively.

Our primary unused sources of funds at March 31, 2001 consisted of cash and cash equivalents of $103.

Our operations have required substantial cash in the past; for example, $1,327 during fiscal 2001 and $1,225 in 2000.

On March 26, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.53 per share (the "$0.53 Warrants"). Under the Offer, such investors were able to exercise the $0.53 Warrants at a reduced price of either $0.13 per share or $0.115 per share. Investors who exercised at the $0.115 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.13 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, April 6, 2001. 2,414 Warrants were exercised at $0.115 per share and 135 Warrants were exercised at $0.13 per share, raising $295. Affiliates of a Company director and one 10% shareholder participated in the Offer.

In January 2001, we entered into an Agreement with our bank for the purchase of our receivables. The agreement provides that the bank will purchase up to $250 of our domestic accounts receivable. The bank will advance us 80% of qualified receivables. In the event that our customers do not pay on the invoices within 90 days of invoice date, we may be required to return the amount advanced to the bank. It is also possible that we could require additional financing to fund future operations.

On October 13, 2000, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors were able to exercise the $0.37 Warrants at a reduced price of either $0.175 per share or $0.155 per share. Investors who exercised at the $0.155 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.175 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, October 20, 2000. 1,341 Warrants were exercised at $0.155 per share and 249 Warrants were exercised at $0.175 per share, raising $251. One officer/director of the Company, affiliates of a Company director and one 10% shareholder participated in the Offer.

We believe that cash and cash generated from operations will not be sufficient to finance operations through fiscal 2002. Management is exploring financing alternatives to supplement our cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. However, our Common Stock was delisted from trading on the Nasdaq National Market in November 1998 and now trades in the over-the-counter market. Our ability to obtain additional financing through the issuance of our Common Stock or securities convertible into Common Stock could be adversely affected. See "Delisting from Nasdaq; Disclosure Relating to Low-Priced Stock".

We may issue a series of Preferred Stock with rights, preferences, or privileges senior to those of the Common Stock. We have no commitments or arrangements to obtain any additional funding and there is no assurance that the amount of capital required will be available on acceptable terms, if at all. However, because our Common Stock was delisted from trading on the NASDAQ national market in November,

1998, and now trades in the over-the-counter market, our ability to sell Common Stock or securities convertible into Common Stock may be adversely affected. See "Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock" below for possible effect of current common stock trading on future issuances.

The unavailability or timing of any financing could prevent or delay our continued development and marketing of our products and services. In addition, substantial curtailment of our operations may be required which could result in bankruptcy.

Other Factors Affecting Future Results

Recent and Expected Losses; Accumulated Deficit. We incurred a net loss of $2,085 for the year ended March 31, 2001 and had an accumulated deficit of $46,464 as of March 31, 2001. We may incur future losses. There is no assurance that we will generate positive cash flow from our operations to fund our growth or that we will sustain profitability in any future period. To the extent we incur losses or grow in the future, our operating and investing activities may use cash and, consequently, such losses or growth will require us to obtain additional sources of financing in the future.

Need for Future Financing. As described above, under Management Discussion and Analysis-Liquidity and Capital Resources, we believe cash and cash generated from operations may not be sufficient to finance operations through fiscal 2002. Management is exploring financing alternatives to supplement our cash position to service our current debt and any negative cash flow from operations. There can be no assurance that we will be able to raise such financing or that any such financing we are able to conduct will be on attractive terms.

Going Concern Assumptions. Our independent accountants' report on our consolidated financial statements as of and for the years ended March 31, 2000 and 2001 contained an explanatory paragraph indicating that our historical operating losses and limited capital resources raise substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient cash from operations or if necessary, raise sufficient funds to cover the cost of operations, it is likely that any independent accountant's report on future financial statements will include a similar explanatory paragraph.

Change in Business Model. During the second quarter of fiscal 2001, we changed our sales strategy to a time-based internet licensing model. We released our Gards product on-line late in the third quarter in December 2000. Our SC product was released after the end of the third quarter in January 2001. We released our Linux version of Gards after the end of the fiscal year in June 2001. There can be no assurance that this new time-based internet licensing model will be successful. We entered into an agreement with The Shearwater Group in November 1999 that provided that The Shearwater Group would be the exclusive worldwide distributor for all of our products for a minimum term of one year. We have elected to not extend the exclusive contract with the Shearwater Group, which expired November 10, 2000.

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

New Products and Rapid Technological Change; Risk of Product Defects. The Electronic Design Automation ("EDA") industry is characterized by the following:

o        extremely rapid technological change
o        frequent new product introductions and enhancements
o        evolving industry standards
o        rapidly changing customer requirements

The development of more complex integrated circuits with new technologies will require more sophisticated design tools. The success of our future operations partly depends upon our ability to enhance current products and to develop and introduce new products on a timely and cost-effective basis. Our products and services must keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of our customers. During fiscal 2002, we will have an aggressive new product release and current product update program, upon which expected revenue increases are partially based. It is possible that in the future, we may experience delays in new product development and product enhancements. We have experienced similar delays in the past. Such delays would likely decrease expected fiscal 2002 revenues, which could cause us to incur losses and utilize our available cash or even run out of cash.

In fiscal 2001, we announced new products offered on the e*ECAD Web service. However, there is no guarantee that:

o        these new products will gain market acceptance
o        we will be successful in developing and marketing product enhancements
o we will be successful in developing other new products that respond to technological change, evolving industry standards and changing customer requirements
o we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements
o new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance

All of our present products operate in the Unix and/or Linux operating systems and we intend for all future products to operate in the Unix and Linux operating systems. In the event that another operating system, such as Windows NT, were to achieve broad acceptance in the EDA industry, we would be required to port our products. This would be costly and time consuming and could have a material adverse effect on our business, operating results or financial condition. If we fail to develop and introduce new products and product enhancements in a timely and cost-effective manner, for technological or other reasons, it could also have material and adverse effects on our business, operating results and financial condition. Introducing or even announcing new products by us or our competitors, including new technologies or changes in industry standards or customer requirements, could render some or all of our existing products obsolete or unmarketable. Furthermore, customers might defer purchases due to the introduction or announcement, which would also have a material adverse effect on our business, operating results or financial condition.

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

Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock. Our common stock was delisted from trading on the NASDAQ National Market November 16, 1998. Our common stock immediately began trading on the OTC Bulletin Board. As a result, our ability to obtain additional financing through the issuance of common stock or securities convertible into common stock may be adversely affected. Investors might find that disposing of our common stock is more difficult than is has been in the past. The trading price of our common stock is currently less than $5.00 per share. Because the common stock falls into the category defined as penny stock, trading in the common stock is currently subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers. These rules require us, in advance of trading, to provide you with disclosure schedules, which explain the penny stock market and associated risks. The rules impose various sales practice requirements on broker-dealers who sell penny stock. Broker-dealers engaging in some types of these transactions must make a special suitability determination and obtain your written consent prior to sale. This additional burden may discourage broker-dealers from actively effectuating common stock transactions, which in turn could have the adverse effect of severely limiting the marketability of our common stock. Therefore, the ability of Silicon Valley Research, Inc. shareholders to resell their stock would be limited. In turn, this could adversely effect our ability to obtain future equity financing.

Possible Volatility of Stock Price. The market price of our common stock has been volatile. The following events could cause the market price of our common stock to fluctuate substantially:

o future announcements concerning our competitors or its quarterly variations in operating results
o the introduction of technological innovations, new products, or changes in product pricing policies
o        proprietary rights or other litigation, or
o        changes in earnings estimates by analysts or other factors

The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies like ours. These fluctuations have often been unrelated to the operating performance of particular companies.

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

Potential Fluctuations in Quarterly Operating Results. Numerous factors may materially and unpredictably affect our operating results, including:

o        uncertainties of the size and timing of software license fees
o        timing of co-development projects with customers
o        timing of operating expenditures
o        increased competition
o        new product announcements and releases by us and our competitors
o        gain or loss of significant customers or distributors
o        expense levels
o        renewal of maintenance contracts
o        pricing changes by us or our competitors
o        personnel changes
o        foreign currency exchange rates
o        economic   conditions   generally  and  in  the  electronics   industry
         specifically

Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter. Many of our customers order on an as-needed basis and often delay delivery of firm purchase orders until their project commencement dates are determined. As a result, we operate with no significant backlog. Therefore, quarterly revenue and operating results will depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Historically, we have often recognized a substantial portion of license revenues in the last month of the quarter, with these revenues frequently concentrated in the last two weeks of the quarter. Operating results would be disproportionately affected by a reduction in revenue because only a small portion of expenses vary with revenue. Operating results in any period should not be considered indicative of the results to be expected for any future period. Our revenues may or may not increase.

Lengthy Sales Cycle. The licensing and sale of our software products generally involve a significant commitment of capital from prospective customers. Delays are frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of our products is typically lengthy and subject to a number of significant risks over which we have little or no control. Because the timing of customer orders is hard to predict, we believe that quarterly operating results are likely to vary significantly in the future. Actual results could vary materially as a result of a variety of factors, including, without limitation:

o        the high average selling price and long sales cycle for our products
o        the relatively small number of orders per quarter
o        dependence on sales to a limited number of large customers
o        timing of receipt of orders
o        successful product introduction
o        acceptance of our products and increased competition

Dependence Upon Semiconductor and Electronics Industries; General Economic and Market Conditions. Silicon Valley Research, Inc. is dependent upon the semiconductor and, more generally, the electronics industries. Each of these industries is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing. Each of these industries is highly volatile and has periodically experienced significant downturns. Often in connection with, or in anticipation of, declines in general economic conditions, the number of new integrated circuit design projects often decreases. Customer purchases of new licenses from us are largely dependent upon the commencement of new design projects. Factors negatively affecting any of these industries could have a material adverse effect on our business, operating results or financial condition. Our business, operating results and financial condition may in the future reflect substantial fluctuations from period to period due to patterns and general economic conditions in either the semiconductor or electronics industry.

International Sales. International sales, primarily in Japan and Taiwan, accounted for approximately 5% and 3% of the total revenue in fiscal 2000 and 2001, respectively. Declining revenues from international sales resulted primarily from closure of our Tokyo office in December 1998, and Taiwan office in March 1999 brought about, in part, by the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia and increased competition in the EDA software market. We plan for international sales to account for a significant portion of revenue during fiscal 2002, as had been the case prior to fiscal 2000. However, this revenue involves a number of inherent risks, including:

o        economic downturn in the electronics industry in Asia
o        traditionally slower adoption of our products internationally
o        general strikes or other disruptions in working conditions
o        generally longer receivables collection periods
o unexpected changes in or impositions of legislative or regulatory requirements
o        reduced protection for intellectual property rights in some countries
o        potentially adverse taxes
o delays resulting from difficulty in obtaining export licenses for certain technology
o        other trade barriers

The factors listed above may have a material adverse effect on future international sales and, consequently, on operating results.

Dependence on Key Personnel. Our success depends to a significant extent upon a number of key technical and management employees, in particular, upon James O. Benouis, our President and Chief Executive Officer. We do not currently have "key man" life insurance on Mr. Benouis. The loss of services of Mr. Benouis or any of our other key employees could have a material adverse effect on us. Our success will depend in large part on our ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in retaining our key technical and management personnel and in attracting and retaining the personnel we require to grow.

Effect of Certain Charter Projections; Blank Check Preferred Stock. Our Board of Directors has the authority to issue up to 1,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by shareholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted during the year ended March 31, 2001. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

Item 7.  Financial Statements and Financial Statement Schedules

Index to Financial Statements and Financial Statement Schedules

Financial Statements:
         Report of Independent Accountants                                                            18
         Report of Management                                                                         19
         Consolidated Balance Sheet as of March 31, 2001                                              20
         Consolidated Statements of Operations for the years ended March 31,
              2001 and 2000                                                                           21
         Consolidated Statements of Changes in Shareholders' Equity for the years
              ended March 31, 2001 and 2000                                                           22
         Consolidated Statements of Cash Flows for the years ended March 31,
              2001 and 2000                                                                           23
         Notes to Consolidated Financial Statements                                                   24-34

All other financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders of Silicon Valley Research, Inc.

We have audited the accompanying consolidated balance sheet of Silicon Valley Research, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Research, Inc. and subsidiary as of March 31, 2001, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/  Moss Adams LLP

San Francisco, California
June 8, 2001, except Note 13 as to which the date is June 27, 2001.

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






                                                         James O. Benouis
                                                         President and
                                                         Chief Executive Officer


San Jose, California
July 13, 2001

                  SILICON VALLEY RESEARCH, INC. and subsidiarY
                           Consolidated Balance Sheet
                                 (in thousands)


                                                                 March 31, 2001
Assets


Current Assets
Cash and cash equivalents                                            $      103
Accounts receivable, net of allowances of $85                               476
Other receivable                                                            151
Prepaid expenses and other current assets                                   191
                                                                     ----------
                                                                            921

Fixed assets, net                                                           164
Other assets, net                                                           265
                                                                     ----------
                                                                     $    1,350
                                                                     ==========

Liabilities and Shareholders' Equity

Current Liabilities
Notes payable                                                        $       25
Short term borrowings                                                       148
Accounts payable                                                            333
Accrued expenses                                                            252
Deferred revenue                                                             90
                                                                     ----------
                                                                            848
                                                                     ----------
Long-term debt, less current portion                                        926
                                                                     ----------

Deferred tax liability                                                       20
                                                                     ----------

Commitments  and contingencies (Note 7)

Shareholders' Equity
Preferred stock, no par value;
      authorized:  1,000 shares;
      issued and outstanding: none                                            -
Common stock,  no par value;
      authorized:  60,000 shares;
      issued and outstanding: 40,619 shares                              46,020
Accumulated deficit                                                     (46,464)
                                                                     ----------
                                                                           (444)
                                                                     ----------
                                                                     $    1,350
                                                                     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          SILICON VALLEY RESEARCH, INC.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                        Years Ended March 31,

                                                         2001             2000
                                                       --------          ------

Revenue
License fees and other                                 $     45        $    843
Maintenance and services                                  1,137           1,222
                                                       --------        --------
         Total revenue                                    1,182           2,065
                                                       --------        --------

Cost of revenue
License fees and other                                      217             306
Maintenance and services                                    730             782
                                                       --------        --------
         Total cost of revenue                              947           1,088
                                                       --------        --------

Gross margin                                                235             977
                                                       --------        --------

Operating expenses
Engineering, research and development                       835           1,070
Selling and marketing                                       578             381
General and administrative                                  745             521
                                                       --------        --------
         Total operating expenses                         2,158           1,972
                                                       --------        --------

Operating loss                                           (1,923)           (995)
                                                       --------        --------

Other income (expense)
Interest income                                               9               5
Interest expense                                           (124)            (73)
Other, net                                                  (32)            271
                                                       --------        --------
         Total other income (expense)                      (147)            203
                                                       --------        --------

Loss before provision for income taxes                   (2,070)           (792)

Provision for income taxes                                   15            --
                                                       --------        --------

Net loss                                               $ (2,085)       $   (792)
                                                       ========        ========

Net loss per basic and diluted share                   $  (0.06)       $  (0.03)
                                                       ========        ========

Weighted-average common shares
outstanding (basic and diluted)                          36,616          28,172
                                                       ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                          SILICON VALLEY RESEARCH, INC.
                                 Consolidated Statement of Shareholders' Equity
                                                                         Accumulated                 Other
(In thousands)                        Common Stock         Accumulated   Comprehensive               Comprehensive
         Total                      Shares      Amount      Deficit      Income(Loss)                Income(Loss)
         -----                      ------      ------      -------      -------------               -------------

Balances, March 31, 1999            26,214     $43,930     $(43,587)       $    117                   $   460
                                    ------     -------     --------        --------                   -------

Foreign currency translation
    adjustment                          --          --           --            (117)        (117)     $  (117)
Net loss                                --          --         (792)             --         (792)        (792)
                                                                                        --------
Comprehensive income(loss)              --          --           --              --     $   (909)          --
                                                                                        ========
Common stock issued under
    stock option and stock
    purchase plans                      68          28           --              --                        28
Proceeds from issuance
    of common stock                  8,902       1,326           --              --                     1,326
                                    ------     -------     --------        --------                   -------

Balances, March 31, 2000            35,184     $45,284     $(44,379)       $     --                   $   905
                                    ======     =======     ========        ========                   =======

Net loss                                --          --       (2,085)             --       (2,085)      (2,085)
                                                                                        --------
Comprehensive income(loss)              --          --           --              --     $ (2,085)          --
                                                                                        ========
Common stock issued under
    stock option and stock
    purchase plans                     197          32           --              --                        32
Proceeds from issuance
    of common stock                  5,238         704           --              --                       704
                                    ------     -------     --------        --------                   -------

Balances, March 31, 2001            40,619     $46,020     $(46,464)       $     --                   $  (444)
                                    ======     =======     ========        ========                   =======

                            The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                                     22

                                      SILICON VALLEY RESEARCH, INC.
                                   Consolidated Statement of Cash Flows
                                              (in thousands)
                                                                                    Years Ended March 31,

                                                                                      2001          2000
                                                                                      ----          ----
Cash Flows from Operating Activities:

Net loss                                                                         $  (2,085)    $    (792)
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization:
              Fixed assets                                                             102           137
              Software licenses and development costs                                  237           491
         Loss on sale of fixed assets                                                    7            41
         Write-off of bad debts                                                        255             -
         Gain on cancellation of debt                                                    -          (142)
         Changes in assets and liabilities:
              Accounts receivable                                                      161          (448)
              Other receivable                                                                      (151)
              Prepaid expenses and other current assets                               (221)          139
              Accounts payable                                                          67          (138)
              Accrued expenses                                                         (38)         (169)
              Deferred revenue                                                          82          (227)
              Other, net                                                               106            34
                                                                                 ---------     ---------
Net cash used in operating activities                                               (1,327)       (1,225)
                                                                                 ---------     ---------

Cash Flows from Investing Activities:

Acquisition of fixed assets                                                           (150)          (21)
Proceeds on sale of fixed assets                                                         -            11
Capitalization of software development costs and
     purchase of software licenses                                                     (45)         (143)
                                                                                 ---------     ---------
Net cash used in investing activities                                                 (195)         (153)
                                                                                 ---------     ---------

Cash Flows from Financing Activities:

Proceeds from subordinated debt financing                                                -         1,000
Principal payments of long-term debt                                                     -          (135)
Principal payments on notes payable                                                      -           (25)
Short-term borrowings                                                                  148             -
Proceeds from issuance of common stock and warrants                                    662         1,223
                                                                                 ---------     ---------
Net cash provided by financing activities                                              810         2,063
                                                                                 ---------     ---------

Effect of exchange rate changes on cash                                                  -          (117)
                                                                                 ---------     ----------

Net increase (decrease) in cash and cash equivalents                                  (712)          568
Cash and cash equivalents at beginning of year                                         815           247
                                                                                 ---------     ---------

Cash and cash equivalents at end of year                                         $     103     $     815
                                                                                 =========     =========

                           The accompanying notes are an integral part of these
                                    consolidated financial statements.

                                                   23

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

The Company has incurred significant losses for the last two fiscal years from operations and does not believe the cash and cash generated from operations will be sufficient to finance operations through fiscal 2002 without additional working capital. The Company is exploring financing alternatives to supplement its cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. Subsequent to year-end the Company executed a stock purchase agreement (see Note 13). The Company has recently introduced updated version of its existing products and has plans to continue developing enhanced software products. There can be no assurance that the Company will be able to execute additional forms of financing or that the Company will not incur additional losses until its recently introduced and existing products generate significant revenue. These events raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary: Quality I.C. Corporation. All significant intercompany accounts and transactions have been eliminated. Minority interest in net assets and income (loss) for the years then ended are not significant.

Revenue Recognition

Revenues comprise license fees for the Company's software products (except in Japan where revenues comprise sales of the Company's software products) and fees for services complementing its products, including annual maintenance and support, training and consulting. Revenue also includes design services.

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 97-2 and 98-4, Software Revenue Recognition and SEC Staff Accounting Bulletin 101. Revenue from licenses is recorded when a license agreement has been executed, the software has been delivered or shipped and the customer is invoiced. Software maintenance revenue, including maintenance revenue bundled with the initial product license revenue, is recognized ratably over the contract period. The maintenance revenue bundled with the initial product license revenue is unbundled based on prices for which maintenance is sold separately to customers. The maintenance component has not been significant in the past. Training, consulting and design revenues are recognized as these services are performed.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists principally of accounts receivable. The composition of the Company's accounts receivable with respect to the semiconductor industry is characterized by generally short collection terms. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States and Asia. Generally, the Company performs ongoing evaluation of its customer's financial condition and does not require collateral, allowances for potential credit losses are maintained and such losses have been within management's expectations. At March 31, 2001, two customers accounted for 52% of the Company's total receivables.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                          Year ended March 31,
                                                          --------------------

(in thousands)                                             2001           2000
                                                           ----           ----

Net loss                                                 $ (2,085)     $   (792)
                                                         ========      ========

Weighted-average common shares
     outstanding (basic)                                   36,616        28,172
Weighted-average common stock equivalents:
     Stock options                                           --            --
     Warrants                                                --            --
                                                         --------      --------
Weighted-average common shares
     outstanding (diluted)                                 36,616        28,172
                                                         ========      ========

Options to purchase 4,765 shares of common stock at prices ranging from $0.135 to $6.50 per share were outstanding at March 31, 2001, but were not included in the computation of diluted EPS because inclusion of such options would have been antidilutive.

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

Recent Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 were effective for the year ending March 31, 2000 consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue rocognition in financial statements. SAB 101 was adopted during the year ended March 31, 2001. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

NOTE 2   FIXED ASSETS

Fixed assets comprise:                                           March 31, 2001
                                                                 --------------

Computer equipment                                                   $ 1,996
Office equipment                                                         532
                                                                     -------
                                                                       2,528
Less accumulated depreciation and amortization                        (2,364)
                                                                     -------
                                                                     $   164
                                                                     =======

There are no fixed assets acquired under capital leases included above.

NOTE 3   OTHER ASSETS

                                                                 March 31, 2001
Other assets comprise:
Software development costs                                           $   987
Software licenses                                                        979
                                                                     -------
                                                                       1,966
Less accumulated  amortization                                        (1,814)
                                                                     -------
                                                                         152
Goodwill                                                                  98
Other                                                                     15
                                                                     -------
                                                                     $   265
                                                                     =======

Software development costs capitalized during 2001 were $45 and the related amortization during the year was $217. Other consists primarily of deposits on facilities and deferred taxes.

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

                                                               March 31,
                                                           2001          2000
                                                          ----            ----
Net loss                                                $(2,085)        $  (792)
Other comprehensive gain(loss)                                0            (117)
                                                        -------         -------
Total comprehensive income (loss)                       $(2,085)        $  (909)
                                                        =======         =======

NOTE 5   ACCRUED EXPENSES

Accrued expenses comprise:                                   March 31, 2001
                                                             --------------
Accrued payroll and related costs                                 $105
Accrued interest                                                    78
Other                                                               69
                                                                  ----
                                                                  $252
                                                                  ====

Other consists of accruals related to expenses incurred in the normal course of business, such as interest and sales expenses.

NOTE 6   bank borrowings and LONG-TERM DEBT

Long-term debt comprise:                                     March 31, 2001
                                                             --------------
Notes payable                                                     $926
Less current portion                                               --
                                                                  ----
                                                                  $926
                                                                  ====

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

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters and IC design offices in the United States under operating leases expiring March 31, 2005 and March 31, 2001, respectively. Non-cancelable rental payments over the term of leases exceeding one year are as follows:


                         2002                          $     104
                         2003                                 82
                         2004                                 74
                         2005                                 67
                                                       ---------
                                                       $     327
                                                       =========

Subsequent to year end, the Company entered into a rental agreement to lease IC design offices in Austin, Texas under a three year lease commencing July 1, 2001. Under the terms of the lease, the following non-cancelable rental payments exceeding one year are as follows:

                         2002                          $      91
                         2003                                122
                         2004                                130
                         2005                                 33
                                                       ---------
                                                       $     376
                                                       =========

The Company is generally responsible for its pro rata share of taxes, maintenance and insurance on the facilities. In addition, the Company is responsible for phone and cubicle rental at the new facility in Texas. Rental expense aggregated $217 and $191 in 2000 and 2001, respectively.

As a normal course of business the Company may be the subject of adverse claims and litigation on a variety of matters. In March 2001, the Company filed suit against a customer to recover approximately $220,000 for amounts unpaid for a license sale, which is included in accounts receivable at March 31, 2001. The customer has counterclaimed the following causes of action: breach of contract, breach of warranty, and negligent misrepresentation. The Company believes the counter claim is without merit. The Company also plans to vigorously pursue its cause of action. This matter is currently in the discovery stage and the outcome is not known.

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

The Plan permits Company contributions determined annually by the Board of Directors. Contributions authorized, if any, will not exceed amounts allowed by Internal Revenue Code Section 404. Allocation of employer contributions to participant's accounts is determined by the Board of Directors at the time of contribution. The Company contributed $1 and $0 to the Plan during fiscal 2000 and 2001, respectively. Administrative costs paid by the Company were insignificant during fiscal 2000 and 2001.

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

Stock Options

At March 31, 2001, the Company has reserved 5,971 shares of common stock for issuance under its Employee Stock Option Plan and Directors' Stock Option Plan. Options are granted under the Employee Stock Option Plan by the Board of Directors at an exercise price equal to the fair market value as determined by the closing trading price on the grant date. Generally, the shares pursuant to the options vest in equal monthly installments over four years commencing one month from date of grant.

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

At March 31, 2001, options to purchase 1,846 shares of common stock were vested, and 1,762 shares of common stock were available for future grant.

The following table summarizes stock option activity under the Company's Plans:

                                                 For the year ended              For the year ended
                                                    March 31, 2001                 March 31, 2000
                                                    --------------                 --------------
                                                          Weighted-Average                   Weighted-Average
                                              Shares       Exercise Price     Shares          Exercise Price
                                              ------       --------------     ------          --------------
Outstanding at beginning of year                3,568         $  0.29            1,399            $  0.72
Granted                                         1,661            0.19            3,154               0.14
Exercised                                        (197)           0.16              (58)              0.47
Forfeited                                        (267)           0.41             (927)              0.38
                                            ---------                        ---------
Outstanding at end of year                      4,765         $  0.26            3,568            $  0.29
                                            =========                        =========

Options exercisable at year-end                 1,846                             765

The following table summarizes information about stock options outstanding and exercisable at March 31, 2001:

                             Options Outstanding                                       Options Exercisable
                      ----------------------------------                          -----------------------------
                                           Weighted-
                          Shares            Average             Weighted-            Shares       Weighted-
Range of              Outstanding           Remaining            Average          Exercisable      Average
Exercise Prices         at 3/31/01      Contractual Life      Exercise Price        at 3/31/01   Exercise Price
$ 0.13 - $ 0.13           2,510                 8.58              $ 0.13               889             $0.13
$ 0.14 - $ 0.21           1,080                 7.81                0.17               300              0.17
$ 0.22 - $ 0.88           1,132                 6.91                0.54               614              0.67
$ 1.44 - $ 3.50              40                 5.11                1.89                40              1.89
$ 6.50 - $ 6.50               3                 3.47                6.50                 3              6.50
                          -----               ------            --------             -----          --------
                          4,765                 7.97              $ 0.26             1,846            $ 0.37
                          =====               ======              ======             =====            ======

The Company applies the provisions of APB 25 and related interpretations in accounting for compensation expense under the Employee Stock Option Plan, the Directors' Stock Option Plan and the Employee Stock Purchase Plan. Had compensation expense under these plans been determined pursuant to FAS 123, the Company's net income (loss) per share for the years ended March 31, 2000 and 2001 would have been as follows:



                                                                                   2001            2000
                                                                                   ----            ----
Net loss                                    As reported                          $(2,085)        $  (792)
                                            Pro forma                            $(2,308)        $(1,126)

Net loss per share (basic)                  As reported                          $ (0.06)        $ (0.03)
                                            Pro forma                            $ (0.06)        $ (0.04)

Net loss per share (diluted)                As reported                          $ (0.06)        $ (0.03)
                                            Pro forma                            $ (0.06)        $ (0.04)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 2000 and 2001, respectively; expected volatility of 143% and 152%; weighted-average risk-free interest rates of 5.91% and 5.37%, and weighted-average expected lives of 3.00 and 2.23. The weighted-average fair value of options granted in 2000 and 2001 was $0.1058 and $0.134, respectively.

Warrants

The following warrants to purchase shares of the Company's common stock are outstanding and fully vested at March 31, 2001:

         Expiring During
         the Fiscal                                        Number of Common
         Year Ending               Exercise Price         Shares Under Warrants
         -----------               --------------         ---------------------
         3/31/03                            $0.53                    826
         3/31/06                            $0.37                    270
                                                               ---------
                                                                   1,096
                                                               =========

During the fiscal year ended March 31, 2001, 4,951 warrants were exercised.

Employee Stock Purchase Plan

The 1993 Employee Stock Purchase Plan, under which 650 shares of common stock have been reserved for issuance, allows substantially all employees to subscribe to shares of common stock during participation periods set by the Board of Directors at a purchase price which is the lower of 85% of the fair market value at the beginning or the end of each period. There were 10 and 0 shares of common stock issued under the plan in 2000 and 2001, respectively, leaving a balance of 331 shares available for issuance at March 31, 2001.

                          SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

NOTE 10  INCOME TAXES

The provision for income taxes consists of the following:

Years ended March 31,                                        2001          2000
                                                             ----          ----

Current:
Federal                                                     $   -         $   -
State                                                           -             -
Deferred                                                       15             -
Foreign                                                         -             -
                                                            -----         -----
         Total provision                                    $  15         $   -
                                                            =====         =====

Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting. The net deferred tax assets at March 31 consists of the following:

                                                                           2001
                                                                           ----
Allowances and accruals not currently deductible                        $    91
Net operating losses and other credits                                   14,370
                                                                        -------
         Total deferred tax assets                                       14,461
Less: valuation allowance                                               (14,461)
                                                                        -------
         Net deferred tax asset                                         $     0
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

At March 31, 2001, the Company had available federal and state tax net operating loss carryforwards of approximately $36,600 and $8,700, respectively. The federal and state tax net operating loss carryforwards expire from 2001 to 2020 and 2001 to 2005, respectively. The Company has federal and state research and development credit carryforwards of approximately $727 and $513, respectively, expiring from 2007 through 2018. These credits may be available to offset future taxes.

A reconciliation between the provision for income taxes computed at the statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

Years ended March 31,                                        2001          2000
                                                             ----          ----
Provision (benefit) at U.S. statutory rate                $  (840)      $  (320)
Tax losses not currently benefited                            275          (560)
Change in valuation allowance                                 580           880
                                                            -----         -----
         Tax provision                                    $    15       $     0
                                                            =====         =====

NOTE 11  SUPPLEMENTAL CASH FLOW INFORMATION

Years ended March 31,                                        2001          2000
                                                             ----          ----
Cash paid during the period for:
Interest                                                  $     -       $    46
Income taxes                                              $     -       $     -

Noncash investing and financing activities:
         Common stock issued in exchange for
            note payable                                  $    74       $     -

                          SILICON VALLEY RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

NOTE 12  BUSINESS SEGMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by FAS 131 were effective for the Company's consolidated financial statements for the year ending March 31, 2000.

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

The  following  table  summarizes  the United  States,  European,  Japanese  and
Taiwanese operations of the Company:
                                          United States                                     Adjustments
                                                  Quality                                       and
                                         SVR     I.C. Corp    Europe     Japan      Taiwan  Eliminations  Consolidated
                                       --------  ---------  ---------  --------- --------   ------------  ------------
Year ended March 31, 2000

Sales to unaffiliated customers       $   1,051  $     980  $      24  $      10  $     -    $      -     $   2,065
Transfer between geographic
 regions                                      -          -          -          -        -           -             -
                                      ---------  ---------  ---------  ---------  -------    --------     ---------
Total sales                           $   1,051  $     980  $      24  $      10  $     -    $      -     $   2,065
                                      =========  =========  =========  =========  =======    ========     =========

Operating income (loss)               $    (945) $    (101) $      24  $       8  $    19    $      -     $    (995)
                                      =========  =========  =========  =========  =======    ========     =========

Identifiable assets                   $   2,308  $     203  $       -  $       -  $     -    $      -     $   2,511
                                      =========  =========  =========  =========  =======    ========     =========

Year ended March 31, 2001

Sales to unaffiliated customers       $     249  $     933  $       -  $       -  $     -    $      -     $   1,182
Transfer between geographic
 regions                                      -          -          -          -        -           -             -
                                      ---------  ---------  ---------  ---------  -------    --------     ---------
Total sales                           $     249  $     933  $       -  $       -  $     -    $      -     $   1,182
                                      =========  =========  =========  =========  =======    ========     =========

Operating income (loss)               $  (2,100) $      15  $       -  $       -  $     -    $      -     $  (2,085)
                                      ========   =========  =========  =========  =======    ========     =========

Identifiable assets                   $   1,169  $     181  $       -  $       -  $     -    $      -     $   1,350
                                      =========  =========  =========  =========  =======    ========     =========

Included in total United States revenue are export sales of $59 and $38 for 2000 and 2001, respectively, principally to the Far East. Total consolidated revenue outside of the United States was $93 and $38 in 2000 and 2001, respectively.

A small number of customers account for a significant percentage of the Company's total revenue as follows:


                                               Year ended March 31,
                                               --------------------

                                            Customer     2001     2000
                                            --------     ----     ----

                                             A            14%      *
                                             B            18%      *
                                             C            11%      *
                                             D            24%      16%
                                             E            18%      13%
                                             F            *        12%

         * less than 10% of consolidated revenue


NOTE 13 SUBSEQUENT EVENT

Subsequent to year-end, on June 27, 2001, the Company entered into a stock purchase agreement. The agreement provides for the sale of up to 2,500,000 shares of stock at $0.115 per share. The stated closing date is June 29, 2001, which can be extended by the Company for 15 days. The Company has elected to extend the closing date.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
Section 16(a) of the Exchange Act

The following sets forth certain information regarding the executive officers and directors of the Registrant:

Executive officers serve at the discretion of the Board of Directors of the Registrant.

James O. Benouis (age 33) became President and Chief Operating Officer of the Company in March 1998 and was appointed Chief Executive Officer in August 1998. Mr. Benouis came to us from Quality I.C. Corporation ("QIC"), an integrated circuit design services company based in Austin, Texas, which was acquired by us in March 1998, where he was President from 1995 to 1998. While at QIC, his roles included project leadership for all IC design projects, software enhancements and daily business operation management. He holds a degree in Electrical Engineering from the University of Texas.

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

Kemal Ian Benouis (age 36) joined us as Director of Sales and Marketing and General Counsel in February 2001 and became a member of our Board of Directors in March 2001. Mr. Benouis has over six years of sales experience holding positions including National Sales Manager for eLaw.com and Corporate Market Sales Representative and Information Technology Consultant for West Group, the largest legal publisher in the United States. Prior to that, Mr. Benouis was a District Hospital Representative for Pfizer, Inc. As an Officer in the US Army, he held positions such as Company Executive Officer, Battalion Intelligence Officer and UH-60 Blackhawk Helicopter Pilot and participated in Operation Just Cause. Mr. Benouis holds a Bachelor of Science in Engineering Management from the US Military Academy, West Point. He also received a Juris Doctorate from the University of Houston Law Center ("UHLC") in May 1997. While at UHLC, Mr. Benouis won the 1997 State Bar of Texas Computer Section Annual Writing Competition and was a member of the Intellectual Property Law Review.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all reports they file under Section 16(a).

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representation that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with during the fiscal year ended March 31, 2001 with the exception of Form 4's for Robert Anderson, J.F Shea Co., Inc. and David Arscott for the month of October 2000 that were filed on November 15, 2000.

Item 10.  Executive Compensation

The following table sets forth information concerning the compensation paid to the persons who served as our Chief Executive Officer during fiscal 2001 and our three most highly compensated executive officers who were serving as executive officers at the end of fiscal 2001 whose salary and bonus for fiscal 2001 was at least $100,000 for all services in all capacities to us during fiscal 2001, 2000 and 1999.
                                          Summary Compensation Table

                                              Annual                                    Long-Term
                                           Compensation                                Compensation
                                     ------------------------                   ---------------------------
                                                             Other Annual                       All Other
Name and                     Fiscal      Salary       Bonus    Compensation        Options       Compensation
Principal Position            Year        ($)          ($)       ($) (1)             (#)           ($) (2)
------------------           ------      ------      -------     -------           -------       ------------
James O. Benouis              2001       175,000         0           --                 0           7,800
    President and             2000       182,292         0           --         1,500,000           8,125
    Chief Executive Officer   1999       175,000         0           --                 0           7,800


(1) Such Other Annual Compensation did not exceed the lesser of (i) $50,000 or (ii) 10% of such executive officer's salary and bonus combined.

(2) All Other Compensation paid to the executive officer is comprised of auto allowances.

                          Option Grants in Fiscal 2001

There were no options granted to James Benouis is Fiscal 2001.

                                     Fiscal Year End Option Values (1)

                                         Number of Securities                  Value of Unexercised In-the-
                                        Underlying Unexercised                       Money Options at
                                     Options at Fiscal Year End(#)                Fiscal Year End ($)(2)
                                    ------------------------------                ----------------------
Name                                Exercisable      Unexercisable              Exercisable    Unexercisable
---                                 -----------      -------------              -----------    -------------
James O. Benouis                      741,246          1,108,754                   18,594         33,906
----------------------

(1) There were no exercises of options to purchase our Common Stock by the person named in the Summary Compensation Table during fiscal 2001.
(2) Based on the difference between the exercise price and the fair market value of the options on March 30, 2001. The fair market value is the closing price of a share of our common stock, which was $0.17.

Directors received no fee for serving as directors in fiscal 2001. Each of our non-employee directors received options under the Company's 1990 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, non-employee directors are granted an annual option to purchase 9,000 shares of our Common Stock. They are also granted an option to purchase 45,000 shares of our Common Stock upon appointment to the Board of Directors. The options typically vest over four years, with 25% vesting one year from date of grant and the remaining vesting monthly at a rate of 1/48 thereafter.

Under our 1988 Stock Option Plan, in the event of a dissolution or liquidation of the Company, a merger in which we are not the surviving corporation, a transaction or series of transactions in which 50% or more of the then outstanding voting stock is sold or otherwise transferred to a single transferee or group of related transferees, or the sale of all or substantially all of the assets of the Company, any or all outstanding options may be assumed or replaced by the successor corporation, which assumption or replacement shall be binding on all optionees. In the alternative, the successor corporation may substitute equivalent options or provide substantially similar consideration to optionees as was provided to shareholders (after taking into account the existing provisions of the options). The successor corporation may also issue, in place of outstanding shares of the Company held by the optionee, substantially similar shares or other property subject to repurchase restrictions no less favorable to the optionee.

Under our Directors' Plan, in the event of a Transfer of Control (as defined in the Directors' Plan) of the Company, any unexercisable or unvested portion of outstanding options will be immediately exercisable and vested in full as of the date 10 days prior to the date of the Transfer of Control. In addition, the Board of Directors of the Company, in its sole discretion, may arrange for the acquiring corporation to either assume the Company's rights and obligations under outstanding options or substitute substantially equivalent options for the acquiring corporation's stock for outstanding options. Any options which are neither assumed or substituted by the acquiring corporation in connection with the Transfer of Control nor exercised as of the date of the Transfer of Control will terminate and cease to be outstanding as of the date of the Transfer of Control.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth certain  information  as of June 29, 2001,  with respect to the beneficial ownership of our Common Stock by (i) all persons known by us to be the  beneficial  owners  of more than 5% of the  outstanding  Common
Stock of SVR, (ii) each director of SVR,  (iii) the persons named in the Summary
Compensation Table below and (iv) all executive officers and directors of SVR as a group.
Name and Address of Beneficial                            Amount and Nature of                     Percent
   Owner or Identity of Group                             Beneficial Ownership(1)                of Class(2)
--------------------------------                          ------------------------------         -----------
J.F. Shea Co., Inc. (3),...........................             7,444,373                           18.3
       655 Brea Canyon Road
       Walnut, CA  91789

James O. Benouis (4),..............................             3,062,418                            7.4
       7608 Highway 71 West, Suites C & D
       Austin, TX  78735

David G. Arscott (5),..............................             2,586,449                            6.3
       1550 El Camino Real, Suite 275
       Menlo Park, CA  94025


Kemal Ian Benouis (6),.............................                12,499                              *
       3001 Bee Caves Road, Suite 200
       Austin, TX  78746

All executive officers and directors as a group (7)
(3 persons) .......................................             5,661,367                           13.6
----------
     * Less than 1 %

(1) Unless otherwise indicated below, each person or entity named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

(2) Percentage of ownership is based on 40,730,342 shares of Common Stock outstanding on June 29, 2001.

(3) Includes 7,380,115 shares held directly by J.F. Shea Co., Inc. ("JFSCI") and 64,258 shares held by the E&M RP Trust (of which Mr. Edmund H. Shea, Jr., Vice President and Director of JFSCI, is trustee).

(4) Includes 926,663 shares subject to options exercisable within 60 days of June 29, 2001.

(5) Includes 878,842 shares held by Compass Chicago Partners, L.P., 101,656 shares held by Compass Management Partners, L.P. and 1,554,478 shares held by Compass Technology Partners, L.P. Mr. Arscott is a General Partner of Compass Chicago Partners, L.P., Compass Management Partners, L.P. and Compass Technology Partners, L.P. Mr. Arscott disclaims beneficial ownership of the portion of the shares and warrants that exceeds his proportionate interest in the limited partnerships. Also includes 24,098 shares and 27,375 shares subject to options exercisable within 60 days of June 29, 2001 held directly by Mr. Arscott.

(6) Includes 12,499 shares subject to options exercisable within 60 days of June 29, 2001.

(7) Includes 966,537 shares subject to options exercisable within 60 days of June 29, 2001.

                                       38

Item 12.  Certain Relationships and Related Transactions

On March 26, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.53 per share (the "$0.53 Warrants"). Under the Offer, such investors were able to exercise the $0.53 Warrants at a reduced price of either $0.13 per share or $0.115 per share. Investors who exercised at the $0.115 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.13 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, April 6, 2001. 2,413,735 Warrants were exercised at $0.115 per share and 135,000 Warrants were exercised at $0.13 per share, raising $295,129.53. Affiliates of a SVR director and one 10% shareholder participated in the Offer as follows:

               David G. Arscott, a director and 5% shareholder of SVR exercised 67,568 Warrants held by Compass Chicago Partners, LP at $0.115 per share for a total exercise price of $7,770.32. Mr. Arscott also exercised 13,514 Warrants held by Compass Management Partners, LP at $0.115 per share for a total exercise price of $1,554.11. Mr. Arscott also exercised 135,136 Warrants held by Compass Technology Partners, LP at $0.115 per share for a total exercise price of $15,540.64. Mr. Arscott is a General Partner of Compass Technology Partners, L.P., and Compass Chicago Partners, L.P.

               J.F. Shea Co., Inc., a 10% shareholder of SVR, exercised 839,000 Warrants at $0.115 per share for a total exercise price of $96,485.00.

On October 13, 2000, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors were able to exercise the $0.37 Warrants at a reduced price of either $0.175 per share or $0.155 per share. Investors who exercised at the $0.155 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.175 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, October 20, 2000. 1,341,220 Warrants were exercised at $0.155 per share and 248,729 Warrants were exercised at $0.175 per share, raising $251,416.68. One officer/director of SVR, affiliates of a SVR director and one 10% shareholder participated in the Offer as follows:

               Robert R. Anderson, an officer/director of SVR at the time, exercised 77,629 Warrants at $0.155 per share for a total exercise price of $12,032.50.

               David G. Arscott, a director and 5% shareholder of SVR, exercised 55,228 Warrants held by Compass Chicago Partners, LP at $0.155 per share for a total exercise price of $8,560.34. Mr. Arscott also exercised 5,552 Warrants held by Compass Management Partners, LP at $0.155 per share for a total exercise price of $860.56. Mr. Arscott also exercised 113,367 Warrants held by Compass Technology Partners, LP at $0.155 per share for a total exercise price of $17,571.89. Mr. Arscott is a General Partner of Compass Technology Partners, L.P., and Compass Chicago Partners, L.P.

               J.F. Shea Co., Inc., a 10% shareholder of SVR, exercised 872,093 Warrants at $0.155 per share for a total exercise price of $135,174.42.

In fiscal year 2000, we undertook a subordinated debt financing comprised of promissory notes ("Notes"), and warrants to purchase additional shares of Common Stock ("Warrants"). The Notes are three-year notes with an aggregate principal amount of $1,000,000, including second closing Notes as described below. The Notes earn simple interest at a rate of ten percent per year. We issued an aggregate of 8,000,000 Warrants at $0.01 per Warrant, including second closing Warrants as described below. Each Warrant will purchase one share of Common Stock at the exercise price of $0.125 per share, and has an expiration date of June 16, 2004.

This financing transaction is comprised of two closings. The first closing took place on June 7, 1999. Five of the investors were 5% shareholders, officers or directors at the time of the offering and participated in the offering, as follows:

               J.F. Shea Co., Inc., a 10% shareholder of SVR, purchased a $250,000 Note and 2,000,000 Warrants.

               Bay Area Micro-Cap Fund, L.P., a 10% shareholder of SVR, purchased a $100,000 Note and 800,000 Warrants.

               David G. Arscott, a director and 5% shareholder of SVR, purchased a $50,000 Note and 400,000 Warrants for Compass Technology Partners, L.P., and a $50,000 Note and 400,000 Warrants for Compass Chicago Partners, L.P. Mr. Arscott is a General Partner of Compass Technology Partners, L.P., and Compass Chicago Partners, L.P.

               Roy L. Rogers, a 5% shareholder of SVR, purchased a $50,000 Note and 400,000 Warrants for the Rogers Family Trust.

               Robert R. Anderson, an officer and director of SVR, purchased a $50,000 Note and 400,000 Warrants.

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

               J.F. Shea Co., Inc., a 10% shareholder of SVR, purchased a $80,000 Note and 640,000 Warrants.

               Bay Area Micro-Cap Fund, L.P., a 10% shareholder of SVR, purchased a $60,000 Note and 480,000 Warrants.

               David G. Arscott, a director and 5% shareholder of SVR, purchased a $15,740.74 Note and 125,926 Warrants for Compass Technology Partners, L.P., a $15,740.74 Note and 125,926 Warrants for Compass Chicago Partners, L.P and a $5,925.92 Note and 47,408 Warrants for Compass Management Partners, L.P. Mr. Arscott is a General Partner of Compass Technology Partners, L.P., Compass Chicago Partners, L.P. and Compass Management Partners, L.P.

               Roy L. Rogers, a 5% shareholder of SVR, purchased a $25,000 Note and 200,000 Warrants for the Rogers Family Trust.

               Robert R. Anderson, an officer and director of SVR, purchased a $10,000 Note and 80,000 Warrants.

               James O. Benouis, an officer and director of SVR, purchased a $46,296.30 Note and 370,370 Warrants.

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

Exhibit
Number        Description of Exhibit
-------       ----------------------

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

4.01 Warrant Reduction Offer Statement dated October 13, 2000 between Silicon Valley Research, Inc. and certain warrant holders (incorporated by reference to Exhibit 4.01 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

4.02 Warrant Reduction Offer Statement dated March 26, 2001 between Silicon Valley Research, Inc. and certain warrant holders.

21.01    Subsidiary of the Registrant

23.01    Consent of Moss Adams LLP

27.00    Financial Data Schedule


(B)      REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SILICON VALLEY RESEARCH, INC.
                                    (Registrant)
                                    Officer

Date:        July 13, 2001          By:  /s/ James O. Benouis
         -----------------               ---------------------------------------
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

NAME/TITLE                                                  DATE


         /s/ James O. Benouis                                   July 13, 2001
----------------------------------------------              --------------------
James O. Benouis, President, Chief Executive
Officer and Director (Principal Executive and
Financial Officer)


         /s/ David G. Arscott                                   July 13, 2001
----------------------------------------------              --------------------
David G. Arscott, Director


         /s/ Kemal Ian Benouis                                  July 13, 2001
----------------------------------------------              --------------------
Kemal Ian Benouis, Director of Sales and
Marketing and Director