Form 10QSB
period 2001-06-30
SILICON VALLEY RESEARCH INC
filed 2001-08-13
CIK 708367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

   X              Quarterly report pursuant to Section 13 or 15(d) of the
-------                      Securities Exchange Act of 1934
                     For the quarterly period ended June 30, 2001 or

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


     6293 San Ignacio Avenue   Suite 201      San Jose, CA           95119-1231
--------------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)

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

             Common Shares Outstanding at July 31, 2001: 42,307,182

Transitional Small Business Disclosure Statement Format (Check One) YES    NO X
                                                                       ---   ---

         This report contains 21 pages. The exhibit index is on page 20.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            Pages
                                                                                            -----
Part I.           FINANCIAL INFORMATION

                  Item 1.      Financial Statements

                      Consolidated Balance Sheet -
                          June 30, 2001 (unaudited)                                            3

                      Consolidated Statements of Operations -
                          Three Months Ended June 30, 2001 and 2000 (unaudited)                4

                      Consolidated Condensed Statements of Cash Flows -
                          Three Months Ended June 30, 2001 and 2000 (unaudited)                5

                      Notes to Consolidated Financial Statements                             6-9

                  Item 2.      Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations                                                  10-17

                  Item 3. Quantitative and Qualitative Disclosures About Market Risk          17

Part II.          OTHER INFORMATION                                                        18-20

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


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 (In thousands)

Assets                                                             June 30, 2001
                                                                   -------------
                                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents                                       $     30
     Accounts receivable, net of allowances of $85                        427
     Prepaid expenses and other current assets                             60
                                                                     --------
                                                                          517

Fixed assets, net                                                         140
Other assets, net                                                         244
                                                                     --------
                                                                     $    901
                                                                     ========
Liabilities and Shareholders' Equity

Current Liabilities:
     Notes payable                                                   $     25
     Short term borrowings                                                 38
     Accounts payable                                                     307
     Accrued expenses                                                     301
     Deferred revenue                                                      55
                                                                     --------
                                                                          726
Long-term debt, less current portion                                      926
                                                                     --------
Deferred tax liability                                                     20
                                                                     --------
Commitments and Contingencies (Note 8)

Shareholders' Equity:
Preferred stock, no par value:
     Authorized: 1,000 shares
     Issued and outstanding: none                                        --
Common stock, no par value:
     Authorized: 60,000 shares
     Issued and outstanding:
       41,613 shares                                                   46,112
Accumulated deficit                                                   (46,883)
                                                                     --------
                                                                         (771)
                                                                     --------

                                                                     $    901
                                                                     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          Three Months Ended
                                                               June 30,
                                                         2001           2000
                                                         ----           ----
Revenue:
     License fees and other                           $    131        $    585
     Maintenance and services                              402             184
                                                      --------        --------
     Total revenue                                         533             769
                                                      --------        --------

Cost of revenue:
     License fees and other                                 17              66
     Maintenance and services                              191             113
                                                      --------        --------
     Total cost of revenue                                 208             179
                                                      --------        --------

Gross margin                                               325             590
                                                      --------        --------

Operating expenses:
     Engineering, research and development                 212             160
     Selling and marketing                                 296             205
     General and administrative                            213             155
                                                      --------        --------
     Total operating expenses                              721             520
                                                      --------        --------

Operating income (loss)                                   (396)             70
                                                      --------        --------

Other income (expense):
     Interest income                                         0               6
     Interest expense                                      (23)            (25)
     Other, net                                           --              --
                                                      --------        --------
     Total other income (expense)                          (23)            (19)
                                                      --------        --------

Income (loss) before provision for
     Income taxes                                         (419)             51

Provision for income taxes                                --              --
                                                      --------        --------

Net income (loss)                                     $   (419)       $     51
                                                      ========        ========

Net income (loss) per basic share                     $  (0.01)       $   0.00
                                                      ========        ========

Weighted-average common shares
     outstanding (basic)                                40,740          35,517
                                                      ========        ========

Net income (loss) per diluted share                   $  (0.01)       $   0.00
                                                      ========        ========

Weighted-average common shares
     outstanding (diluted)                              40,740          37,411
                                                      ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                              Three Months Ended
                                                                        June 30,
                                                               2001       2000
                                                               ----       ----

Cash Flows from Operating Activities:
Net income (loss)                                             $(419)     $  51
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization:
       Fixed assets                                              27         28
       Software licenses and development costs                   22         71
Changes in assets and liabilities, net:
     Accounts receivable                                         49       (488)
     Other receivable                                           151       --
     Prepaid expenses and other current assets                  131         61
     Accounts payable                                           (26)        55
     Accrued expenses                                            49       (153)
     Deferred maintenance revenue                               (35)        (7)
     Other, net                                                   7         13
                                                              -----      -----

Net cash used in operating activities                           (44)      (369)
                                                              -----      -----

Cash Flows from Investing Activities:
Acquisition of fixed assets                                      (3)      (147)
Capitalization of software development costs and
   purchase of software licenses                                 (8)      --
                                                              -----      -----

Net cash used in investing activities                           (11)      (147)
                                                              -----      -----

Cash Flows from Financing Activities:
Principal payments on short-term borrowings                    (110)      --
Proceeds from issuance of common stock and warrants              92          8
                                                              -----      -----

Net cash used in financing activities                           (18)         8
                                                              -----      -----

Net decrease in cash and
     cash equivalents                                           (73)      (508)
Cash and cash equivalents at beginning
     of period                                                  103        815
                                                              -----      -----

Cash and cash equivalents at end
     of period                                                $  30      $ 307
                                                              =====      =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2001 - Unaudited
                                 (In thousands)

Note 1:       Basis of Presentation and Financial Statement Information

        The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Therefore, they do not include all the disclosures which were presented in the Company's annual report on Form 10-KSB. These financial statements do not include all disclosures required by generally accepted accounting principles and accordingly, should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

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

         The report of Moss Adams LLP on the Company's fiscal 2001 consolidated financial statements dated June 8, 2001 included an explanatory paragraph regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that required additional financing will be available to meet the Company's business plans in fiscal 2002 and beyond. The Company has incurred significant losses for the last two fiscal years from operations and does not believe that cash and cash generated from operations will be sufficient to finance operations through the second quarter of fiscal 2002 and beyond without additional working capital. The Company is exploring financing alternatives to supplement its cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. During the quarter ended June 30, 2001, the Company executed a stock purchase agreement. The Company has recently introduced updated versions of its existing products and has plans to continue developing enhanced software products. There can be no assurance that the Company will be able to execute additional forms of financing of that the Company will not incur additional losses until its recently introduced and existing products generate significant revenue. These events raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The accompanying financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                            Three Months Ended
                                                                June 30,
                                                           2001           2000
                                                           ----           ----

Net income (loss)                                        $   (419)      $     51
                                                         ========       ========

Weighted-average common shares
     outstanding (basic)                                   40,740         35,517

Weighted-average common stock equivalents:
     Stock options                                           --            1,560
     Warrants                                                --              334
                                                         --------       --------
Weighted-average common shares
     outstanding (diluted)                                 40,740         37,411
                                                         ========       ========

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            June 30, 2001 - Unaudited
                                 (In thousands)

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

                                                   Three Months Ended June 30,

                                                        2001          2000
                                                        ----          ----

Net income (loss)                                  $     (419)      $       51
Other comprehensive gain                                   --               --
                                                   ----------       ----------
     Total comprehensive income (loss)             $     (419)      $       51
                                                   ===========      ==========

Note 4:       Statement of Cash Flows Information
                                                         Three Months Ended
                                                              June 30,
                                                      2001            2000
                                                      ----            ----
Supplemental Cash Flow Information:
Cash paid during the period for:
     Interest                                       $     --       $        8
     Income Taxes                                   $     --       $       --
Non-cash investing and financing activities:
     Common stock issued in exchange for
        note payable                                $     --       $       44

Note 5:         Balance Sheet Components
                                                                  June 30, 2001
Other Assets:
Software development costs                                         $      995
Software licenses                                                         979
                                                                   ----------
                                                                        1,974
Less accumulated amortization                                          (1,836)
                                                                   ----------
                                                                          138
Goodwill                                                                   85
Other                                                                      21
                                                                   ----------
                                                                   $      244
                                                                   ==========
Accrued Expenses:
Payroll and related costs                                          $      130
Taxes payable                                                              38
Interest payable                                                          102
Other                                                                      31
                                                                   ----------
                                                                   $      301
                                                                   ==========

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            June 30, 2001 - Unaudited
                                 (In thousands)

Note 6:         Bank Borrowings and Long-Term Debt

         In January 2001, the company entered into an Agreement with its bank for the purchase of the Company's receivables. The agreement provides that the bank will purchase with recourse up to $250 of the Company's domestic accounts receivable. The bank will advance the Company 80% of qualified receivables. In the event that the Company's customers do not pay on the invoices within 90 days of invoice date, the Company may be required to return the amounts advanced to the bank.

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

Note 7:         Capital Stock

         On March 26, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.53 per share (the "$0.53 Warrants"). Under the Offer, such investors were able to exercise the $0.53 Warrants at a reduced price of either $0.13 per share or $0.115 per share. Investors who exercised at the $0.115 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.13 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, April 6, 2001. During the first quarter of fiscal 2002, 45 Warrants were exercised at $0.115 per share, raising $5. Affiliates of a Company director and one 10% shareholder participated in the Offer.


         In June 2001, the Company began a private placement of equity securities. The Company completed the private placement of 1,471 shares of Common Stock on July 13, 2001, with total proceeds to the Company of $125. The shares of Common Stock are unregistered. The Company will file a registration statement with the Securities and Exchange Commission to become effective on or before November 11, 2001 pursuant to the terms of the stock purchase agreement. Affiliates of a director participated in the private placement.

         The Company issued 56 Shares of Common Stock valued at $10 in exchange for services.

         Subsequent to quarter end, on July 31, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors were able to exercise the $0.37 Warrants at a reduced price of $0.055 per share. The Offer expired on August 6, 2001. 270 Warrants were exercised at $0.055 per share, raising $15.

Note 8:         Commitments and Contingencies

         As with  other  companies  in  industries  similar  to  Silicon  Valley
Research, Inc., the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. In March 2001, the Company filed suit against a customer to recover approximately $220 for amounts unpaid for a license sale, which is included in accounts receivable at June 30, 2001. The customer has counterclaimed the following causes of action: breach of contract, breach of warranty and negligent misrepresentation. The

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            June 30, 2001 - Unaudited
                                 (In thousands)

Company believes the counter claim is without merit. The Company plans to vigorously pursue its cause of action. The matter is currently in the discovery stage and the outcome is not known.

Note 9:         Subsequent Event

         The Company filed a complaint in the United States District Court for the Northern District of California on August 10, 2001 against Avant! Corporation and certain of its employees for unfair competition, tortious interference, false advertising, receipt and concealing of stolen goods, conspiracy and violations of federal racketeering laws. This civil action arises out of Avant!'s theft of computer code and trade secrets from Cadence Corporation and use of those stolen products to compete with the Company.

         Avant! Corporation recently was found guilty of theft of trade secrets and conspiracy to steal and use the trade secrets of Cadence Corporation during the period of 1991 through 1998, and of having engaged in fraud and deceit in the offer and sale of a security after entering a plea of no contest thereto on May 16, 2001. A restitution award of approximately $195 million was awarded to Cadence Corporation in the criminal case, and Cadence is awaiting the lifting of a stay in its civil suit against Avant! Corporation.

         The Company has determined it necessary to undertake this legal action in an attempt to recoup damages caused by Avant!'s conduct, including damages resulting from sales of SVR place and route software lost directly to Avant! Corporation. Avant! Corporation sold place and route software that contained Cadence Corporation's stolen computer code and trade secrets head to head against the Company's software, and this unfair advantage allowed Avant! Corporation to acquire a significant amount of the Company's sales and market share.

         SVR has retained David H. Donaldson, Jr. and Peter Kennedy of the Texas law firm of George & Donaldson, LLP and California counsel Craig Needham to represent it in this matter on a contingency fee arrangement.

         Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

         A  copy  of  the   complaint  can  be  found  on  the  SVR  website  at
www.svri.com.

Note 10:        Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. The Company has not yet determined the effect resulting from the application of the nonamortization provisions of the Statement on the earnings. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted during the year ended March 31, 2001. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Silicon Valley Research, Inc.'s ("the Company" or "SVR") current view with respect to future events and financial performance, including, for example, statements concerning releases of new products and enhancements, expected revenue growth and international sales. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 2, elsewhere in this Form 10-QSB and as set forth in our form 10-KSB on file with the SEC, that could cause actual results to differ materially from historical results or those anticipated. Some of the examples of forward-looking statements in this report include a possible source of cash is the potential exercise of outstanding warrants, our plans to release product upgrades and enhancements and our plans to increase international sales. In this report, the words "anticipates,"
"believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-QSB with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

REVENUE

         Revenue for the first quarter of fiscal year 2002, which ended June 30, 2001, was $533, a decrease from $769 in the first quarter a year ago. The decrease in license revenue from the same period in the prior year is due to several factors, including a slowdown in the Electronic Design Automation Industry and the economy in general, as well as a change in our sales strategy. Late in the prior fiscal year, we completed the implementation of our internet software delivery system. Our tools are offered through e*ECAD's Web service on a pay-per-use basis. Users can access e*ECAD's broad variety of software and download selected tools to their computers. Our customers download, install and run the tools they need and are charged for the actual usage time, which can be billed in increments of .01 of a minute. We released our Gards product on-line late in the third quarter of the prior fiscal year in December 2000. Our SC product was released in the fourth quarter in January 2001 and our Linux version of Gards was released at the end of this quarter, in June 2001. Maintenance and services revenue has increased in the first quarter of fiscal year 2002 to $402, an increase of 118% over the same period in the prior year. This increase reflects our continued emphasis on the services market in order to provide customers with a service-driven integrated circuit design solution. We had no international sales in the first quarters of fiscal 2002 and 2001. Prior to fiscal 2000, international sales were made primarily in Japan and other countries in the Far East. Our plans for fiscal 2002 include an aggressive new product plan, including new releases of significant enhancements for each of our primary products, as well as plans to increase international sales. However, there can be no assurance that these new products and enhancements will be released on a timely basis, if at all, or will gain market acceptance. We intend to continue to focus on the services market going forward. See "Other Factors Affecting Future Results-New Products and Rapid Technological Change; Risk of Product Defects".

         A substantial portion of our revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, our revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, operating results may be materially and adversely affected. In addition, our quarterly and annual results may fluctuate as a result of many factors, including but not limited to the size and timing of software license fees and service contracts, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by us and our competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by us or our competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

         Our expense levels are based, in part, on our expectations as to future revenue levels, which are difficult to predict.

COST OF REVENUE

         Cost of license fees and other for the first quarter of fiscal year 2002 was $17 as compared to $66 in the first quarter of fiscal 2001. Cost of sales of license fees and other is primarily the amortization of software development costs and is not a function of revenue.

         Cost of maintenance and services for the first quarter of fiscal year 2002 was $191 compared to $113 in the first quarter of fiscal 2001. Cost of maintenance and services primarily includes the cost of providing design services.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

         Engineering, research and development expenses for the first quarter of fiscal year 2002 were $212 compared to $160 in the first quarter a year ago. Comparing the first quarter of fiscal 2002 and the first quarter of fiscal 2001, engineering, research and development expenses were 40% and 21% of total revenue, respectively. The increase in engineering, research and development expenses is due to our continuing emphasis on new product research and development.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses for the first quarter of fiscal year 2002 increased to $296 from $205 in the first quarter a year ago. In the first quarter of fiscal 2002 and the first quarter of fiscal 2001, selling and marketing expenses were 56% and 27% of total revenue, respectively. The increase in selling and marketing expenses is due to increased costs associated with our participation in an annual trade show, which takes place in June, which makes up the bulk of selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased to $213 for the first quarter of fiscal year 2002 from $155 in the first quarter a year ago. In the first quarter of fiscal 2002 and the first quarter of fiscal 2001, general and administrative expenses were 40% and 20% of total revenue, respectively. The increase is due to an increase in personnel, bank charges related to the accounts receivable financing and investor relations.

Other income (expense)

         Other income for the first three months of fiscal year 2002 and 2001 includes interest income and interest expense on subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. During the three months ended June 30, 2001, cash and cash equivalents decreased $73 from $103 to $30. This decrease resulted from cash used in financing activities of $18 less cash used by operations of $44 and less $11 of cash used for investing activities. We received approximately $92 from the exercise of outstanding warrants. A possible future source of cash for us is the potential exercise of outstanding warrants if our stock price were to increase.

         We reported an operating loss for the three months ended June 30, 2001 of $419. At June 30, 2001, we had an accumulated deficit of $46,883. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of our products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance that profitable operations will occur. In addition, we are experiencing negative cash flow from operations and may continue to experience negative cash flow from operations for a portion of fiscal 2002 and potentially thereafter.

         Our primary unused sources of funds at June 30, 2001 consisted of cash and cash equivalents of $30.

         Our operations have required substantial cash in the past; for example, $44 during the first three months of fiscal 2002.

         In January 2001, we entered into an Agreement with our bank for the purchase of our receivables. The agreement provides that the bank will purchase with recourse up to $250 of our domestic accounts receivable. The bank will advance us 80% of qualified receivables. In the event that our customers do not pay on the invoices within 90 days of invoice date, we may be required to return the amount advanced to the bank. It is also possible that we could require additional financing to fund future operations.

         On March 26, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.53 per share (the "$0.53 Warrants"). Under the Offer, such investors were able to exercise the $0.53 Warrants at a reduced price of either $0.13 per share or $0.115 per share. Investors who exercised at the $0.115 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.13 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, April 6, 2001. During the first quarter of fiscal 2002, 45 Warrants were exercised at $0.115 per share, raising $5. Affiliates of a Company director and one 10% shareholder participated in the Offer.

         In June 2001, the Company began a private placement of equity securities.

         On July 13, 2001, we completed a private placement of 1,471 shares of Common Stock, with proceeds to us of $125, $75 of which was received prior to June 30, 2001. The shares of Common Stock are unregistered. We will file a registration statement with the Securities and Exchange Commission to become effective on or before November 11, 2001 pursuant to the terms of the stock purchase agreement. Affiliates of a director participated in the private placement.

         Subsequent to quarter end on July 31, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors were able to exercise the $0.37 Warrants at a reduced price of $0.055 per share. The Offer expired on August 6, 2001. 270 Warrants were exercised at $0.055 per share, raising $15.

         We believe that cash and cash generated from operations will not be sufficient to finance operations through the second quarter of fiscal 2002 and beyond. Management is exploring financing alternatives to supplement our cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. However, our Common Stock was delisted from trading on the Nasdaq National Market in November 1998 and now trades in the over-the-counter market. Our ability to obtain additional financing through the issuance of our Common Stock or securities convertible into Common Stock could be adversely affected. See "Delisting from Nasdaq; Disclosure Relating to Low-Priced Stock".

         We may issue one or more series of Preferred Stock with rights, preferences, or privileges senior to those of the Common Stock. We have no commitments or arrangements to obtain any additional funding and there is no assurance that the amount of capital required will be available on acceptable terms, if at all. However, because our Common Stock was delisted from trading on the NASDAQ national market in November, 1998, and now trades in the over-the-counter market, our ability to sell Common Stock or securities convertible into Common Stock may be adversely affected. See "Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock" below for possible effect of current common stock trading on future issuances.

         The unavailability or timing of any financing could prevent or delay the continued development and marketing of SVR products and services. In addition, substantial curtailment of our operations may be required which could result in bankruptcy.

OTHER FACTORS AFFECTING FUTURE RESULTS

Recent and Expected Losses; Accumulated Deficit. We incurred a net loss of $419 for the three months ended June 30, 2001 and had an accumulated deficit of $46,883 as of June 30, 2001. We may incur future losses. There is no assurance that we will generate positive cash flow from our operations to fund our growth or that we will sustain profitability in any future period. To the extent we incur losses or grow in the future, our operating and investing activities may use cash and, consequently, such losses or growth will require us to obtain additional sources of financing in the future.

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

Going Concern Assumptions. Our independent accountants' report on our consolidated financial statements as of and for the years ended March 31, 2001 and 2000 contained an explanatory paragraph indicating that our historical operating losses and limited capital resources raise substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient cash from operations or if necessary, raise sufficient funds to cover the cost of operations, it is likely that any independent accountant's report on future financial statements will include a similar explanatory paragraph.

Change in Business Model. During the second quarter of fiscal 2001, we changed our sales strategy to a time-based internet licensing model. We released our Gards product on-line late in the third quarter of fiscal 2001 in December 2000. Our SC product was released in the fourth quarter in January 2001. We released our Linux version of Gards in the first quarter of fiscal year 2002 in June 2001. There can be no assurance that this new time-based internet licensing model will be successful.

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

         A small number of customers account for a significant percentage of SVR total revenue. For the first three months of fiscal 2002, four customers accounted for 67% of our total revenue. In the first quarter of fiscal 2001, two customers accounted for 88% of our revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on our business, operating results or financial condition.

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

International Sales. International sales, primarily in Japan and Taiwan, accounted for approximately 3% and 5% of the total revenue in fiscal 2001 and 2000, respectively. Declining revenues from international sales resulted primarily from closure of our Tokyo office in December 1998, and Taiwan office in March 1999 brought about, in part, by the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia and increased competition in the EDA software market. We plan for international sales to account for a portion of revenue during fiscal 2002, as had been the case prior to fiscal 2000. However, this revenue involves a number of inherent risks, including:

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

Competition. The EDA software market in which Silicon Valley Research, Inc. competes is intensely competitive and subject to rapid technological change. We currently face competition from EDA vendors, including Cadence, which currently holds the dominant share of the market for integrated circuit physical design software, Avant! and Synopsys. These EDA vendors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than us. These companies also have established relationships with current and potential customers of ours and can devote substantial resources aimed at preventing us from enhancing relationships with existing customers or establishing relationships with potential customers. We believe that competitive factors in the EDA software market include:

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

Proprietary Rights. We rely on contract, trade secret and copyright law to protect our technology. Competitors may develop similar or superior technologies or duplicate SVR technology. We generally enter into confidentiality or license agreements with our employees, distributors and customers, and limit access to and distribution of SVR software, documentation and other proprietary information. Despite these precautions, it is possible for a third party to copy or otherwise obtain and use SVR products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade protection may be unavailable or limited in certain foreign countries.

         There has been substantial industry litigation regarding patents and other intellectual property rights involving technology companies. In the future, litigation may be necessary to protect and enforce SVR intellectual property rights, to defend us against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and could divert management's attention, which could have a material adverse effect on our business, results of operations or financial condition regardless of the outcome of the litigation. In addition, third parties making claims against us with respect to intellectual property infringement may block our ability to sell products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, we and our customers could be required to obtain one or more licenses from third parties. There can be no assurance that either us or our customers could obtain necessary licenses from third parties at a reasonable cost or at all.

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

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141,
Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. The Company has not yet determined the effect resulting from the application of the nonamortization provisions of the Statement on the earnings. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

                  In March 2001, the Company filed suit against a customer to recover approximately $220,000 for amounts unpaid for a license sale, which is included in accounts receivable at June 30, 2001. The customer has counterclaimed the following causes of action: breach of contract, breach of warranty and negligent misrepresentation. The Company believes the counter claim is without merit. The Company plans to vigorously pursue its cause of action. The matter is currently in the discovery stage and the outcome is not known.

                  The Company filed a complaint in the United States District Court for the Northern District of California on August 10, 2001 against Avant! Corporation and certain of its employees for unfair competition, tortious interference, false advertising, receipt and concealing of stolen goods, conspiracy and violations of federal racketeering laws. This civil action arises out of Avant!'s theft of computer code and trade secrets from Cadence Corporation and use of those stolen products to compete with the Company.

                  Avant! Corporation recently was found guilty of theft of trade secrets and conspiracy to steal and use the trade secrets of Cadence Corporation during the period of 1991 through 1998, and of having engaged in fraud and deceit in the offer and sale of a security after entering a plea of no contest thereto on May 16, 2001. A restitution award of approximately $195 million was awarded to Cadence Corporation in the criminal case, and Cadence is awaiting the lifting of a stay in its civil suit against Avant! Corporation.

                  The Company has determined it necessary to undertake this legal action in an attempt to recoup damages caused by Avant!'s conduct, including damages resulting from sales of SVR place and route software lost directly to Avant! Corporation. Avant! Corporation sold place and route software that contained Cadence Corporation's stolen computer code and trade secrets head to head against the Company's software, and this unfair advantage allowed Avant! Corporation to acquire a significant amount of the Company's sales and market share.

                  SVR has retained David H. Donaldson, Jr. and Peter Kennedy of the Texas law firm of George & Donaldson, LLP and California counsel Craig Needham to represent it in this matter on a contingency fee arrangement.

                  Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations. A copy of the complaint can be found on the SVR website at www.svri.com.

Item 2.           Changes in Securities and Use of Proceeds:

                  The Company received $75,000 in a private placement of 882,353 shares of Common Stock.

                  The Company issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.53 per share (the "$0.53 Warrants"). Under the Offer, such investors were able to exercise the $0.53 Warrants at a reduced price of either $0.13 per share or $0.115 per share. Investors who exercised at the $0.115 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.13 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, April 6, 2001. During the first quarter of fiscal 2002, 45,000 Warrants were exercised at $0.115 per share, raising $5,000.

                  The Company received $1,576.60 under its employee stock purchase plan.

                  The Company issued 55,556 shares valued at $10,000 in exchange for services.

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

10.01 Form of Stock Purchase Agreement among the Company and several investors dated as of June 27, 2001.

                            (B) Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter covered by this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ILICON VALLEY RESEARCH, INC.


Date:       August 10, 2001                   /s/ James O. Benouis
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