Form 10QSB
period 2001-09-30
SILICON VALLEY RESEARCH INC
filed 2001-11-14
CIK 708367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

  _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001 or

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

                                 (408) 361-0333
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


6360 San Ignacio Avenue            San Jose, CA                          95119
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

                    YES_X_                            NO___

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

            Common Shares Outstanding at October 31, 2001: 42,583,965

Transitional Small Business Disclosure Statement Format (Check One) YES__ NO_X_

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Pages
                                                                           -----
Part I. FINANCIAL INFORMATION

        Item 1. Financial Statements

           Consolidated Balance Sheet -
             September 30, 2001 (unaudited)                                   3

           Consolidated Statements of Operations -
             Three and Six Months Ended
             September 30, 2001 and 2000 (unaudited)                          4

           Consolidated Condensed Statements of Cash Flows -
             Three and Six Months Ended
             September 30, 2001 and 2000 (unaudited)                          5

           Notes to Consolidated Financial Statements                      6-10

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                11-19

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                            19

Part II. OTHER INFORMATION                                                20-22

         Item 1       Legal Proceedings
         Item 2       Changes in Securities and Use of Proceeds
         Item 3       Defaults Upon Senior Securities
         Item 4       Submission of Matters to a Vote of
                      Securities Holders
         Item 5       Other Information
         Item 6       Exhibits and Reports on Form 8-K

         Signatures                                                          23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 (In thousands)

Assets                                                           September 30,
                                                                     2001
                                                                   --------
Current Assets:
     Cash and cash equivalents                                     $     37
     Accounts receivable, net of allowances of $85                       76
     Prepaid expenses and other current assets                           52
                                                                   --------
                                                                        165

Fixed assets, net                                                       128
Other assets, net                                                       175
                                                                   --------
                                                                   $    468
                                                                   ========

Liabilities and Shareholders' Equity

Current Liabilities:
     Notes payable                                                 $     25
     Short term borrowings                                               30
     Accounts payable                                                   353
     Accrued expenses                                                   398
     Deferred revenue                                                    55
                                                                   --------
                                                                        861
                                                                   --------

Long-term debt, less current portion                                    926
                                                                   --------
Deferred tax liability                                                   20
                                                                   --------

Commitments and Contingencies (Note 8)

Shareholders' Equity:
Preferred stock, no par value:
     Authorized: 1,000 shares
     Issued and outstanding: none                                      --
Common stock, no par value:
     Authorized: 60,000 shares
     Issued and outstanding:
       42,584 shares                                                 46,186
Accumulated deficit                                                 (47,525)
                                                                   --------
                                                                     (1,339)
                                                                   --------
                                                                   $    468
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

                                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                   (Unaudited)
                                      (In thousands, except per share data)

                                                      Three Months Ended                   Six Months Ended
                                                         September 30,                      September 30,
                                                   2001              2000              2001              2000
                                                 --------          --------          --------          --------
Revenue:
     License fees and other                      $     76          $   --            $    207          $    585
     Maintenance and services                         154               261               556               445
                                                 --------          --------          --------          --------
     Total revenue                                    230               261               763             1,030
                                                 --------          --------          --------          --------
Cost of revenue:
     License fees and other                            93                66               110               132
     Maintenance and services                          68               170               259               283
                                                 --------          --------          --------          --------
     Total cost of revenue                            161               236               369               415
                                                 --------          --------          --------          --------
Gross margin                                           69                25               394               615
                                                 --------          --------          --------          --------

Operating expenses:
     Engineering, research and development            182               209               394               369
     Selling and marketing                            277               285               573               490
     General and administrative                       229               180               442               335
                                                 --------          --------          --------          --------
     Total operating expenses                         688               674             1,409             1,194
                                                 --------          --------          --------          --------

Operating loss                                       (619)             (649)           (1,015)             (579)
                                                 --------          --------          --------          --------

Other income (expense):
     Interest income                                 --                   2              --                   8
     Interest expense                                 (23)              (24)              (46)              (49)
     Other, net                                      --                 (32)             --                 (32)
                                                 --------          --------          --------          --------
     Total other income                               (23)              (54)              (46)              (73)
                                                 --------          --------          --------          --------

Loss before provision for
     income taxes                                    (642)             (703)           (1,061)             (652)

Provision for income taxes                           --                --                --                --
                                                 --------          --------          --------          --------
Net loss                                         $   (642)         $   (703)         $ (1,061)         $   (652)
                                                 ========          ========          ========          ========


Net loss per basic share                         $  (0.02)         $  (0.02)         $  (0.03)         $  (0.02)
                                                 ========          ========          ========          ========

Weighted-average common shares
     outstanding (basic)                           42,387            35,591            41,568            35,554
                                                 ========          ========          ========          ========

Net loss per diluted share                       $  (0.02)         $  (0.02)         $  (0.03)         $  (0.02)
                                                 ========          ========          ========          ========

Weighted-average common shares
     outstanding (diluted)                         42,387            35,591            41,568            35,554
                                                 ========          ========          ========          ========

           The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                Six Months Ended
                                                                  September 30,
                                                            2001                   2000
                                                          -------                -------
Cash Flows from Operating Activities:
Net loss                                                  $(1,061)               $  (652)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization:
       Fixed assets                                            42                     56
       Software licenses and development costs                120                    142
     Loss on sale of fixed assets                                                      9
     Write-off of bad debts                                   240                    255
Changes in assets and liabilities, net:
     Accounts receivable                                      160                   (357)
     Other receivable                                         151                   --
     Prepaid expenses and other current assets                139                     18
     Accounts payable                                          20                     21
     Accrued expenses                                         146                   (118)
     Deferred revenue                                         (35)                    17
     Other, net                                                30                     73
                                                          -------                -------

Net cash used in operating activities                         (48)                  (536)
                                                          -------                -------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                    (6)                  (147)
Capitalization of software development costs and
         purchase of software licenses                        (60)                  --
                                                          -------                -------

Net cash used in investing activities                         (66)                  (147)
                                                          -------                -------

Cash Flows from Financing Activities:
Principal payments on short-term borrowings                  (118)                  --
Proceeds from issuance of common stock and warrants           166                     10
                                                          -------                -------

Net cash provided by financing activities                      48                     10
                                                          -------                -------

Effect of exchange rate changes on cash                      --                     --
                                                          -------                -------

Net increase (decrease) in cash and
     cash equivalents                                         (66)                  (673)
Cash and cash equivalents at beginning
     of period                                                103                    815
                                                          -------                -------

Cash and cash equivalents at end
     of period                                            $    37                $   142
                                                          =======                =======

The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2001 - Unaudited
                                 (In thousands)

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

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         September 30, 2001 - Unaudited
                                 (In thousands)

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                    Three Months Ended                 Six Months Ended
                                                       September 30,                      September 30,
                                                  2001              2000              2001              2000
                                                --------          --------          --------          --------
Net loss                                        $   (642)         $   (703)         $ (1,061)         $   (652)

Weighted-average common shares
     outstanding (basic)                          42,387            35,591            41,568            35,554

Weighted-average common stock equivalents:
     Stock options                                  --                --                --                --
     Warrants                                       --                --                --                --
Weighted-average common shares
     outstanding (diluted)                        42,387            35,591            41,568            35,554


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

                                         Three Months Ended                    Six Months Ended
                                            September 30,                        September 30,
                                       2001              2000               2001               2000
                                     -------            -------            -------            -------
Net loss                             $  (642)           $  (703)           $(1,061)           $  (652)
Other comprehensive (loss) gain         --                 --                 --                 --
                                     -------            -------            -------            -------
     Total comprehensive loss        $  (642)           $  (703)           $(1,061)           $  (652)
                                     =======            =======            =======            =======


Note 4: Statement of Cash Flows Information

                                                              Six Months Ended
                                                                September 30,
                                                              2001        2000
                                                              ----        ----
Supplemental Cash Flow Information:
Cash paid during the period for:
     Interest                                                $ --        $ 42
     Income Taxes                                            $ --        $ --
Non-cash investing and financing activities:
     Common stock issued in exchange for
        note payable                                         $ --        $ 74

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         September 30, 2001 - Unaudited
                                 (In thousands)

Note 5: Balance Sheet Components

                                                                 September 30,
                                                                      2001
                                                                    -------
Other Assets:
Software development costs                                          $ 1,047
Software licenses                                                       979
                                                                    -------
                                                                      2,026
Less accumulated amortization                                        (1,934)
                                                                    -------
                                                                         92
Goodwill                                                                 73
Other                                                                    10
                                                                    -------
                                                                    $   175
                                                                    =======
Accrued Expenses:
Payroll and related costs                                           $   229
Taxes payable                                                            38
Interest payable                                                        124
Other                                                                     7
                                                                    -------
                                                                    $   398
                                                                    =======

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

Note 7: Capital Stock

         In June 2001, the Company began a private placement of equity securities. The Company completed the private placement of 1,471 shares of Common Stock on July 13, 2001, with total proceeds to the Company of $125, $75 of which was received prior to June 30, 2001. The shares of Common Stock are unregistered. The Company agreed to file a registration statement with the Securities and Exchange Commission to become effective on or before November 11, 2001 pursuant to the terms of the stock purchase agreement. Per an agreement with the private placement participants, the filing date of the registration statement was extended until six weeks after the Company completes another private placement. Affiliates of a director participated in the private placement.

         On July 31, 2001, the Company issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of SVR Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors were able to exercise the $0.37 Warrants at a reduced price of $0.055 per share. The Offer expired on August 6, 2001. 270 Warrants were exercised at $0.055 per share, raising $15.

         The Company issued 106 shares of Common Stock valued at $9 in exchange for services.

Note 8: Commitments and Contingencies

         As with  other  companies  in  industries  similar  to  Silicon  Valley
Research, Inc., the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties. In March 2001, the Company filed suit against a customer to recover approximately $220 for amounts unpaid for a license sale. The customer has counterclaimed the following causes of action: breach of contract, breach of warranty and negligent misrepresentation. On October 31, 2001, the Company settled the dispute with its customer. In exchange for a mutual release, the customer paid $60 to SVR in November 2001.

Note 9: Legal Action

         The Company filed a complaint in the United States District Court for the Northern District of California on August 10, 2001 against Avant! Corporation and certain of its employees for unfair competition, tortious interference, false advertising, receipt and concealing of stolen goods, conspiracy and violations of federal racketeering laws. This civil action arises out of Avant!'s theft of computer code and trade secrets from Cadence Corporation and use of those stolen products to compete with SVR.

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

         The Company has determined it necessary to undertake this legal action in an attempt to recoup damages caused by Avant!'s conduct, including damages resulting from sales of SVR place and route software lost directly to Avant! Corporation. Avant! Corporation sold place and route software that contained Cadence Corporation's stolen computer code and trade secrets head to head against SVR's software, and this unfair advantage allowed Avant! Corporation to acquire a significant amount of the Company's sales and market share.

         SVR has retained David H. Donaldson, Jr. and Peter Kennedy of the Texas law firm of George & Donaldson, LLP and Craig Needham of the California firm of Needham, Davis, Kirwan & Young, LLP to represent it in this matter on a contingency fee arrangement.

         Avant! Corporation requested an extension to respond to SVR's complaint, which was originally due on September 10, 2001. SVR did not oppose the judge's granting to Avant! of a thirty day extension requiring Avant! to respond to SVR's lawsuit by October 10, 2001. Avant! Corporation has filed an answer to the two claims in the SVR lawsuit against it that it had not moved to dismiss. In its answer, Avant! denied that its use of the Cadence source code in products sold in competition with SVR constituted tortious interference with SVR's prospective business advantage, and it denies that its marketing of those products constituted false advertising or unfair competition against SVR.

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

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Silicon Valley Research, Inc.'s ("the Company" or "SVR") current view with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. Some of the examples of forward-looking statements in this report include that barring a substantial increase in sales activity, we will run out of cash during the third quarter unless we conduct a financing or are successful in pursuing other alternatives such as an acquisition or sale or license of our technology, that we will have to defer pay to service providers during the third quarter of fiscal 2002 if we do not obtain additional cash, that a possible source of cash is the potential exercise of outstanding warrants if our stock price increases, that we plan to release product upgrades and enhancements and to increase international sales. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 2, elsewhere in this Form 10-QSB, and as set forth in the Company's Form 10-KSB on file with the SEC, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-QSB with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

REVENUE

         License revenue for the second quarter of fiscal year 2002, which ended September 30, 2001, was $76, an increase from $0 in the second quarter a year ago. License revenue for the six-month period ended September 30, 2001 decreased to $207 from $585 over the six-month period ended September 30, 2000.
Maintenance and services revenue for the second quarter of fiscal year 2002, which ended September 30, 2001 was $154, a decrease from $261 in the second quarter a year ago. Maintenance and services revenue for the six-month period ended September 30, 2001 increased to $556 from $445 for the six-month period ended September 30, 2000. The decrease in revenue from the same periods in the prior year is primarily due to a slowdown in the electronics industry and the economy in general. In addition, the tragic events of September 11th resulted in a sharp decline in our sales activity during the second half of September, which is traditionally the time when our quarterly sales are booked. We had no international sales in the second quarters of fiscal 2002 and 2001. Prior to fiscal 2000, international sales were made primarily in Japan and other countries in the Far East. Our plans for fiscal 2002 include an aggressive new product plan, including new releases of significant enhancements for each of our primary products, as well as plans to increase international sales. However, there can be no assurance that these new products and enhancements will be released on a timely basis, if at all, or will gain market acceptance nor can there be any assurance that we will be able to generate material international sales. We intend to continue to rely on the services market going forward. See "Other Factors Affecting Future Results-New Products and Rapid Technological Change; Risk of Product Defects".

         A substantial portion of the Company's revenues in each quarter results from transactions during the last month of that quarter. For this reason among others, the Company's revenues are subject to significant quarterly fluctuations. If revenue levels are below expectations, operating results may be materially and adversely affected. In addition, the Company's quarterly and annual results may fluctuate as a result of many factors, including but not limited to the size and timing of software license fees and service contracts, timing of co-development projects with customers, timing of operating expenditures, increased competition, new product announcements and releases by the Company and its competitors, gain or loss of significant customers or distributors, expense levels, renewal of maintenance contracts, pricing changes by the Company or its competitors, personnel changes, foreign currency exchange rates, and economic conditions generally and in the electronics industry specifically.

         The Company's expense levels are based, in part, on its expectations as to future revenue levels, which are difficult to predict.

COST OF REVENUE

         Cost of license fees and other for the second quarter of fiscal year 2002 was $93 as compared to $66 in the second quarter of fiscal year 2001. Cost of license fees and other for the six months ended September

30, 2001 was $110 compared to $132 for the six months ended September 30, 2000. Cost of sales of license fees and other is primarily the amortization of software development costs and is not a function of revenue.

         Cost of maintenance and services for the second quarter of fiscal year 2002 was $68 compared to $170 in the second quarter of fiscal year 2001. Cost of maintenance and services for the six months ended September 30, 2001 was $259 compared to $283 for the six months ended September 30, 2000. Cost of maintenance and services is primarily the cost of providing design services.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

         Engineering, research and development expenses for the second quarter of fiscal year 2002 were $182 compared to $209 in the second quarter of fiscal year 2001. Comparing the second quarter of fiscal 2002 and the second quarter of fiscal 2001, engineering, research and development expenses were 79% and 80% of total revenue, respectively. Engineering, research and development expenses for six months ended September 30, 2001 were $394 compared to $369 for the six months ended September 30, 2000. Comparing these periods, engineering, research and development expenses were 52% and 36% of total revenue, respectively. The increase in engineering, research and development expenses is due to our continued emphasis on product research and development. The increase of engineering, research and development expenses as a percentage of revenues is due to the decrease in revenue while such expenses have not correspondingly decreased.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses for the second quarter of fiscal year 2002 decreased to $277 from $285 in the second quarter of fiscal year 2001. In the second quarter of fiscal 2002 and the second quarter of fiscal 2001, selling and marketing expenses were 121% and 109% of total revenue, respectively. Selling and marketing expenses for the six months ended September 30, 2001 increased to $573 from $490 for the six months ended September 30, 2000. Comparing the six-month periods, selling and marketing expenses were 75% and 48% of total revenue, respectively. The small change in selling and marketing expenses for the second quarter resulted from a write-off of bad debts in both second quarters. The increase in selling and marketing expenses for the six-month period is due to increased costs associated with the Company's attendance at an industry trade show. The increase of selling and marketing expenses as a percentage of revenues is due to the decrease in revenue while such expenses have not correspondingly decreased.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased to $229 for the second quarter of fiscal year 2002 from $180 in the second quarter of fiscal 2001. In the second quarter of fiscal 2002 and the second quarter of fiscal 2001, general and administrative expenses were 100% and 69% of total revenue, respectively. General and administrative expenses for the six months ended September 30, 2001 increased to $442 from $335 for the six months ended September 30, 2000. Comparing the six-month periods, general and administrative expenses were 58% and 33% of total revenue, respectively. The increase is due to an increase in personnel, bank charges related to the accounts receivable financing, increased legal fees and investor relations. The increase of general and administrative expenses as a percentage of revenue is due to the decrease in revenue while such expenses have not correspondingly decreased.

OTHER INCOME (EXPENSE)

         Other income for the first six months of fiscal year 2002 and 2001 includes interest income and interest expense on subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. During the six months ended September 30, 2001, cash and cash equivalents decreased $66 from $103 to $37. This decrease resulted from cash provided by financing activities of $48 less cash used by operations of $48 and less $66 of cash used for investing activities. We received approximately $166 from the exercise of outstanding warrants and a private placement of equity securities. A possible future source of cash for us is the potential exercise of outstanding warrants if our stock price were to increase.

         We reported an operating loss for the six months ended September 30, 2001 of $(1,015). At September 30, 2001, we had an accumulated deficit of $47,525. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of our products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance that profitable operations will occur. In addition, we are experiencing negative cash flow from operations and may continue to experience negative cash flow from operations for a portion of fiscal 2002 and potentially thereafter.

         Our primary unused sources of funds at September 30, 2001 consisted of cash and cash equivalents of $37.

         Our operations have required substantial cash in the past; for example, $48 during the first six months of fiscal 2002. In addition, we have been required from time to time to defer pay for consultants and employees, including the CEO, and we will have to do so during the third quarter of fiscal 2002 if we do not obtain additional cash resources. This could cause employee retention issues.

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

         In June 2001, we began a private placement of equity securities. On July 13, 2001, we completed the private placement of 1,471 shares of our Common Stock, with proceeds to us of $125, $75 of which was received prior to June 30, 2001. The shares of Common Stock are unregistered. We agreed to file a registration statement with the Securities and Exchange Commission to become effective on or before November 11, 2001 pursuant to the terms of the stock purchase agreement. Per an agreement with the private placement participants, the filing date of the registration statement was extended until six weeks after we complete another private placement, which we are attempting; however, there can be no assurance that we will be successful. Affiliates of a director participated in the private placement.

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

         We may issue one or more series of Preferred Stock with rights, preferences, or privileges senior to those of the Common Stock. Our Common Stock was delisted from trading on the Nasdaq National Market in November 1998 and now trades in the over-the-counter market. Our ability to obtain additional financing through the issuance of our Common Stock or securities convertible into Common Stock such as Preferred Stock could be adversely affected. See "Delisting From Nasdaq; Disclosure Relating to Low-Priced Stock".

         We believe that cash and cash generated from operations will not be sufficient to finance operations through the third quarter of fiscal 2002. Management is exploring financing alternatives to supplement our cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships, sale of licenses of our technology or products or various forms of debt financings. There can be no assurance that we will be successful in obtaining cash through our pursuit of these alternatives. The unavailability or timing of any financing could prevent or delay the continued development and marketing of SVR products and services. In addition, substantial curtailment of our operations may be required which could result in bankruptcy.

Other Factors Affecting Future Results

Recent and Expected Losses; Accumulated Deficit. We incurred a net loss of $(1,061) for the six months ended September 30, 2001 and had an accumulated deficit of $47,525 as of September 30, 2001. We may incur future losses. There is no assurance that we will generate positive cash flow from our operations to fund our growth or that we will obtain profitability in any future period. To the extent we incur losses or grow in the future, our operating and investing activities may use cash and, consequently, such losses or growth will require us to obtain additional sources of financing in the future.

Need for Future Financing. As described above, under Management Discussion and Analysis-Liquidity and Capital Resources, we believe cash and cash generated from operations are not sufficient to finance operations through the third quarter of fiscal 2002 and we are exploring financing and other alternatives to supplement our cash position to service our current debt and any negative cash flow from operations. There can be no assurance that we will be able to raise any cash from our pursuit of such financing or other alternatives or that any such cash we are able to raise will be on attractive terms.

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

Change in Business Model. During the second quarter of fiscal 2001, we changed our sales strategy to a time-based internet licensing model. We released our GARDS product on-line late in the third quarter of fiscal 2001 in December 2000. Our SC product was released in the fourth quarter in January 2001. We released our Linux version of GARDS late in the first quarter of fiscal year 2002. There can be no assurance that this new time-based internet licensing model will be successful.

Dependence on Certain Customers. A small number of customers account for a significant percentage of SVR total revenue. For the first six months of fiscal 2002, three customers accounted for 64% of our total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on our business, operating results or financial condition.

New Products and Rapid Technological Change; Risk of Product Defects. The Electronic Design Automation ("EDA") industry is characterized by the following:

-        extremely rapid technological change

-        frequent new product introductions and enhancements

-        evolving industry standards

-        rapidly changing customer requirements.

         The development of more complex integrated circuits with new technologies will require more sophisticated design tools. The success of our future operations partly depends upon our ability to enhance current products and to develop and introduce new products on a timely and cost-effective basis. Our products and services must keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of customers. During fiscal year 2002, we will have an aggressive new product release and current product update program, upon which expected revenue increases are partially based. It is possible that in the future, we may experience delays in new product development and product enhancements. We have experienced similar delays in the past. Such delays would likely decrease expected fiscal year 2002 revenues, which could cause us to incur losses and utilize our available cash or even run out of cash.

         In fiscal 2001, we announced new products offered on the e*ECAD Web service. However, there is no guarantee that:

-        these new products will gain market acceptance

-        we will be successful in developing and marketing product enhancements

- we will be successful in developing other new products that respond to technological change, evolving industry standards and changing customer requirements

- we will not experience difficulties that could delay or prevent the successful development introduction and marketing of these products or product enhancements

-        new  products  and  product   enhancements  will  adequately  meet  the
         requirements of the marketplace and achieve any significant degree of market acceptance

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

Delisting From NASDAQ; Disclosure Relating to Low-Priced Stock. Our common stock was delisted from trading on the NASDAQ National Market on November 16, 1998. Our common stock immediately began trading on the OTC Bulletin Board. As a result, our ability to obtain additional financing through the issuance of common stock or securities convertible into common stock may be adversely affected. Investors might find that disposing of our common stock is more difficult than it has been in the past. The trading price of our common stock is currently less than $5.00 per share. Because our common stock falls into the category defined as penny stock, trading in the common stock is currently subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers. These rules require us, in advance of trading, to provide investors with disclosure schedules, which explain the penny stock market and associated risks. The rules impose various sales practice requirements on broker-dealers who sell penny stock. Broker-dealers engaging in some types of these transactions must make a special suitability determination and obtain your written consent prior to sale. This additional burden may discourage broker-dealers from actively effectuating common stock transactions, which in turn could have the adverse effect of severely limiting the marketability of our common stock. Therefore, the ability of Silicon Valley Research, Inc. shareholders to resell their stock would be limited. In turn, this could adversely affect our ability to obtain future equity financing.

Possible Volatility of Stock Price. The market price of our common stock has been volatile. The following events could cause the market price of our common stock to fluctuate substantially:

- future announcements concerning our competitors or its quarterly variations in operating results

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

         In the past, shareholder class action suits have been filed against companies following periods of volatility of stock price. Litigation of this nature could occur in our future. Litigation often diverts management attention and resources and is costly to the company. If we were placed in this position, it could have a material adverse effect on our business, financial condition and operating results. Significant liabilities are always possible effects of litigation.

Potential Fluctuations in Quarterly Operating Results. Numerous factors may materially and unpredictably affect the our operating results, including:

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

-        traditionally slower adoption of our products internationally

-        general strikes or other disruptions in working conditions

-        generally longer receivables collection periods

- unexpected changes in or impositions of legislative or regulatory requirements

-        reduced protection for intellectual property rights in some countries

-        potentially adverse taxes and other trade barriers

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

Competition. The EDA software market in which Silicon Valley Research, Inc. competes is intensely competitive and subject to rapid technological change. We currently face competition from EDA vendors, including Cadence, which currently holds the dominant share of the market for integrated circuit physical design software, Avant! and Synopsys. These EDA vendors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than us. These companies also have established relationships with current and potential customers of ours and can devote substantial resources aimed at preventing us from enhancing relationships with existing customers or establishing relationships with potential customers. We believe that competitive factors in the EDA software market include:

-        product price and performance

-        support of industry standards

-        ease of use and product enhancement

-        delivery schedule

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

Dependence on Key Personnel. Our success depends to a significant extent upon a number of key technical and management employees, in particular, James O. Benouis, our President and Chief Executive Officer. We do not currently have "key man" life insurance on Mr. Benouis. The loss of services of Mr. Benouis or any other key employees could have a material adverse effect on us. Our success will depend in large part on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in retaining our key technical and management personnel and in attracting and retaining the personnel we require in order to grow. We have had to defer salary for Mr. Benouis and other key employees and expect to continue to do so during the third quarter of fiscal 2002, which could lead them to terminate their employment relationship with us.

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

        In March 2001, the Company filed suit against a customer to recover approximately $220,000 for amounts unpaid for a license sale. The customer has counterclaimed the following causes of action: breach of contract, breach of warranty and negligent misrepresentation. On October 31, 2001, the Company settled the dispute with its customer. In exchange for a mutual release, the customer paid $60,000 to SVR in November 2001.

        The Company filed a complaint in the United States District Court for the Northern District of California on August 10, 2001 against Avant! Corporation and certain of its employees for unfair competition, tortious interference, false advertising, receipt and concealing of stolen goods, conspiracy and violations of federal racketeering laws. This civil action arises out of Avant!'s theft of computer code and trade secrets from Cadence Corporation and use of those stolen products to compete with SVR.

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

        The Company has determined it necessary to undertake this legal action in an attempt to recoup damages caused by Avant!'s conduct, including damages resulting from sales of SVR place and route software lost directly to Avant! Corporation. Avant! Corporation sold place and route software that contained Cadence Corporation's stolen computer code and trade secrets head to head against SVR's software, and this unfair advantage allowed Avant! Corporation to acquire a significant amount of the Company's sales and market share.

        SVR has retained David H. Donaldson, Jr. and Peter Kennedy of the Texas law firm of George & Donaldson, LLP and Craig Needham of the California firm of Needham, Davis, Kirwan & Young, LLP to represent it in this matter on a contingency fee arrangement.

        Avant! Corporation requested an extension to respond to SVR's complaint, which was originally due on September 10, 2001. SVR did not oppose the judge's granting to Avant! of a thirty day extension requiring Avant! to respond to SVR's lawsuit by October 10, 2001. Avant! Corporation has filed an answer to the two claims in the SVR lawsuit against it that it had not moved to dismiss. In its answer, Avant! denied that its use of the Cadence source code in products sold in competition with SVR constituted tortious interference with SVR's prospective business advantage, and it denies that its marketing of those products constituted false advertising or unfair competition against SVR.

        Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

        Copies of the court documents and the timetable for the lawsuit can be found on the SVR website at www.svri.com.

Item 2. Changes in Securities and Use of Proceeds:

        During July, the Company received $50,000 cash in a private placement of 588,237 shares of Common Stock. The private placement relied upon the exemption from registration provided by Section 4(2) of the Federal Securities Act of 1933, as amended. No underwriters were employed.

        On July 31, 2001, the Company issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of SVR Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors were able to exercise the $0.37 Warrants at a reduced price of $0.055 per share. The Offer expired on August 6, 2001. 270,000 Warrants were exercised at $0.055 per share, raising $15,000.

        The Company issued 106,000 shares of Common Stock valued at $8,500 in exchange for services. The issuance relied upon the exemption from registration provided by Section 4(2) of the Federal Securities Act of 1933, as amended. No underwriters were employed.

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


                                         SILICON VALLEY RESEARCH, INC.



Date: November 14, 2001                  /s/ James O. Benouis
                                         ---------------------------------------
                                         James O. Benouis
                                         President and
                                         Chief Executive Officer


                                         (Chief Financial and Accounting
                                         Officer)