Form 10QSB
period 2001-12-31
SILICON VALLEY RESEARCH INC
filed 2002-02-19
CIK 708367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

   X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------                        Exchange Act of 1934
               For the quarterly period ended December 31, 2001 or
-------     Transition report  pursuant  to  Section  13  or  15(d)  of  the
               Securities Exchange Act of 1934 For the transition
                         period from ________to________


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

                                     YES X             NO___
                                        ---

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

            Common Shares Outstanding at February 6, 2002: 44,466,590

Transitional Small Business Disclosure Statement Format (Check One) YES    NO X
                                                                       ---   ---
                                  Page 1 of 22

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                            Pages
                                                                                                            -----
Part I.           FINANCIAL INFORMATION

                  Item 1.      Financial Statements

                      Consolidated Balance Sheet -
                          December 31, 2001 (unaudited)                                                         3

                      Consolidated Statements of Operations -
                          Three and Nine Months Ended December 31, 2001 and 2000 (unaudited)                    4

                      Consolidated Condensed Statements of Cash Flows -
                          Three and Nine Months Ended December 31, 2001 and 2000 (unaudited)                    5

                      Notes to Consolidated Financial Statements                                             6-10

                  Item 2.      Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations                                                                   11-19

                  Item 3.      Quantitative and Qualitative Disclosures About Market Risk                      19

Part II.          OTHER INFORMATION                                                                         20-22

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 (In thousands)

Assets                                                       December 31, 2001
                                                             -----------------

Current Assets:
     Cash and cash equivalents                                  $      8
     Accounts receivable, net of allowances of $50                    53
     Prepaid expenses and other current assets                        69
                                                                --------
                                                                     130

Fixed assets, net                                                    117
Other assets, net                                                    156
                                                                --------
                                                                $    403
                                                                ========

Liabilities and Shareholders' Equity

Current Liabilities:
     Notes payable                                              $     38
     Accounts payable                                                375
     Accrued expenses                                                463
     Deferred revenue                                                 30
                                                                --------
                                                                     906
                                                                --------

Long-term debt                                                       926
                                                                --------
Deferred tax liability                                                20
                                                                --------

Commitments and Contingencies (Note 9)

Shareholders' Equity:
Preferred stock, no par value:
     Authorized: 1,000 shares
     Issued and outstanding: none                                   --
Common stock, no par value:
     Authorized: 60,000 shares
     Issued and outstanding:
       44,244 shares                                              46,319
Accumulated deficit                                              (47,768)
                                                                --------
                                                                  (1,449)
                                                                --------
                                                                $    403
                                                                ========

        The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        Three Months Ended                  Nine Months Ended
                                                            December 31,                      December 31,
                                                        2001             2000               2001            2000
                                                        ----             ----               ----            ----
Revenue:
     License fees and other                          $        9        $       60       $      216        $      645
     Maintenance and services                               195               356              751               801
                                                     ----------        ----------       ----------        ----------
     Total revenue                                          204               416              967             1,446
                                                     ----------        ----------       ----------        ----------
Cost of revenue:
     License fees and other                                   7                68              117               200
     Maintenance and services                                67               236              326               519
                                                     ----------        ----------       ----------        ----------
     Total cost of revenue                                   74               304              443               719
                                                     ----------        ----------       ----------        ----------
Gross margin                                                130               112              524               727
                                                     ----------        ----------       ----------        ----------

Operating expenses:
     Engineering, research and development                  148               177              542               546
     Selling and marketing                                   (4)               45              569               535
     General and administrative                             205               192              647               527
                                                     ----------        ----------       ----------        ----------
     Total operating expenses                               349               414            1,758             1,608
                                                     ----------        ----------       ----------        ----------

Operating loss                                             (219)             (302)          (1,234)             (881)
                                                     ----------        -----------      ----------        ----------

Other income (expense):
     Interest income                                         --                 1               --                 9
     Interest expense                                       (24)              (26)             (70)              (75)
     Other, net                                              --                --              --                (32)
                                                     ----------        ----------       ---------         -----------
     Total other income                                     (24)              (25)             (70)              (98)
                                                     -----------       -----------      ----------        -----------

Loss before provision for
     income taxes                                          (243)             (327)          (1,304)             (979)

Provision for income taxes                                   --                --               --                --
                                                     ----------        ----------       ----------        ----------
Net loss                                             $     (243)       $     (327)      $   (1,304)       $     (979)
                                                     ==========        ===========      ==========        ==========


Net loss per basic and diluted share                 $    (0.01)       $   (0.01)       $    (0.03)       $   (0.03)
                                                     ==========        ==========       ==========        =========

Weighted-average common shares
     outstanding (basic and diluted)                     43,329            37,283           42,159            36,133
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

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                             Nine Months Ended
                                                                December 31,
                                                              2001       2000
                                                            -------     -------
Cash Flows from Operating Activities:
Net loss                                                    $(1,304)    $  (979)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Depreciation and amortization:
       Fixed assets                                              56          79
       Software licenses and development costs                  131         215
     Loss on sale of fixed assets                              --             9
     Write-off of bad debts                                     240         255
     Adjustment to bad debt reserve                             (35)       --
     Noncash compensation for stock option repricing             35        --
Changes in assets and liabilities, net:
     Accounts receivable                                        218        (373)
     Other receivable                                           149        --
     Prepaid expenses and other current assets                  123          14
     Accounts payable                                            42         (53)
     Accrued expenses                                           211         (52)
     Deferred revenue                                           (60)         (8)
     Other, net                                                  39          85
                                                            -------     -------

Net cash used in operating activities                          (155)       (808)
                                                            -------     -------

Cash Flows from Investing Activities:
Acquisition of fixed assets                                      (9)       (147)
Capitalization of software development costs and
         purchase of software licenses                          (60)        (34)
                                                            -------     -------

Net cash used in investing activities                           (69)       (181)
                                                            -------     -------

Cash Flows from Financing Activities:
Principal payments on short-term borrowings                    (148)       --
Proceeds from short-term borrowings                              13        --
Proceeds from issuance of common stock and warrants             264         293
                                                            -------     -------

Net cash provided by financing activities                       129         293
                                                            -------     -------

Effect of exchange rate changes on cash                        --          --
                                                            -------     -------

Net increase (decrease) in cash and
     cash equivalents                                           (95)       (696)
Cash and cash equivalents at beginning
     of period                                                  103         815
                                                            -------     -------

Cash and cash equivalents at end
     of period                                              $     8     $   119
                                                            =======     =======

        The accompanying notes are an integral part of these consolidated financial statements.

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2001 - Unaudited
                                 (In thousands)

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

         The report of Moss Adams LLP on the Company's fiscal 2001 consolidated financial statements dated June 8, 2001 included an explanatory paragraph regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that required additional financing will be available to meet the Company's business plans in fiscal 2002 and beyond. The Company has incurred significant losses for the last two fiscal years from operations and does not believe that cash and cash generated from operations will be sufficient to finance operations through fiscal 2002 without additional working capital. The Company is exploring financing alternatives to supplement its cash position. Potential sources of additional financing include, but are not limited to, private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. The Company has recently introduced updated versions of its existing products and has plans to continue developing enhanced software products. There can be no assurance that the Company will be able to execute additional forms of financing or that the Company will not incur additional losses until its recently introduced and existing products generate significant revenue. These events raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The accompanying financial statements do not
include  any   adjustments   that  might   result  from  the  outcome  of  these
uncertainties.

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

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          December 31, 2001 - Unaudited
                                 (In thousands)

         The following is a reconciliation of the computation for basic and diluted EPS:

                                               Three Months Ended       Nine Months Ended
                                                   December 31,           December 31,
                                                 2001       2000        2001       2000
                                                 ----       ----        ----       ----
Net loss                                     $   (243)   $   (327)   $ (1,304)   $   (979)

Weighted-average common shares
     outstanding (basic)                       43,329      37,283      42,159      36,133

Weighted-average common stock equivalents:
     Stock options                               --          --          --          --
     Warrants                                    --          --          --          --
Weighted-average common shares
     outstanding (diluted)                     43,329      37,283      42,159      36,133

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

                                       Three Months Ended    Nine Months Ended
                                          December 31,         December 31,
                                         2001      2000       2001       2000
                                         ----      ----       ----       ----

Net loss                               $  (243)   $  (327)   $(1,304)   $  (979)
Other comprehensive (loss) gain           --         --         --         --
                                       -------    -------    -------    -------
     Total comprehensive loss          $  (243)   $  (327)   $(1,304)   $  (979)
                                       =======    =======    =======    =======

Note 4:       Statement of Cash Flows Information
                                                           Nine Months Ended
                                                             December 31,
                                                          2001          2000
                                                          ----          ----
Supplemental Cash Flow Information:
Cash paid during the period for:
     Interest                                            $     --        $42
     Income Taxes                                        $     --        $--
Non-cash investing and financing activities:
     Common stock issued in exchange for
        note payable                                     $     --        $74

                 SILICON VALLEY RESEARCH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          December 31, 2001 - Unaudited
                                 (In thousands)

Note 5:         Balance Sheet Components
                                                              December 31, 2001
                                                              -----------------
Other Assets:
Software development costs                                         $ 1,047
Software licenses                                                      979
                                                                   -------
                                                                     2,026
Less accumulated amortization                                       (1,945)
                                                                   -------
                                                                        81
Goodwill                                                                61
Other                                                                   14
                                                                   -------
                                                                   $   156
                                                                   =======
Accrued Expenses:
Payroll and related costs                                          $   271
Taxes payable                                                           38
Interest payable                                                       146
Other                                                                    8
                                                                   -------
                                                                   $   463
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

Note 7:         Capital Stock

         In October 2001, the Company began a private placement of equity securities. The Company completed the private placement of 878 shares of Common Stock on December 31, 2001, with total proceeds to the Company of $49. The shares of Common Stock are unregistered. The Company agreed to file a registration statement with the Securities and Exchange Commission pursuant to the terms of the stock purchase agreement.

         The Company issued 780 shares of Common Stock upon the exercise of stock options, with total proceeds to the Company of $42.

Note 8:         Repricing of Stock Option

         In November 2001, the Board of Directors approved a proposition to reduce the exercise price of all employees' and consultants' stock options outstanding to $0.054 per share, the fair market value of the Company's common stock as of November 19, 2001. As a result of such modification, all options eligible to the offer are subject to variable plan accounting until the option is exercised, cancelled or expired. Any future increase in stock market price will result in additional compensation expense.

         For the quarter and nine months ended December 31, 2001, the Company recorded $35 compensation expenses related to repricing of stock options.

Note 9:         Commitments and Contingencies

         As with  other  companies  in  industries  similar  to  Silicon  Valley
Research, Inc., the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties.

Note 10:        Legal Action

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

         Avant! Corporation, in addition to filing its own Motion to Dismiss, has also joined Defendant Stephen Wuu's Motion to Dismiss, moving to dismiss each and all of SVR's claims against both parties. On December 14, 2001, Judge Ronald Whyte heard Avant!'s and Stephen Wuu's Motions to Dismiss, but did not make a ruling from the bench. The judge could make a ruling in the future with no further input from either parties, or the judge could request additional briefs and/or additional hearings in the matter before making his ruling on the Motions to Dismiss. Additionally, all parties have stipulated that they will participate in the Alternative Dispute Resolution process of a private mediation, with the mediation provider to be determined.

         Management believes that the ultimate resolution of the disputes and litigation matters discussed above will not have a material adverse impact on the Company's financial position or results of operations.

Note 11:        Recent Accounting Pronouncements

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

         The Company has not yet determined the effect resulting from the application of the nonamortization provisions of the Statement on the earnings. During the first quarter of fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Silicon Valley Research, Inc.'s ("the Company" or "SVR") current view with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. Some of the examples of forward-looking statements in this report include that barring a substantial increase in sales activity, we will run out of cash during the fourth quarter unless we conduct a financing or are successful in pursuing other alternatives such as an acquisition or sale or license of our technology, that we will have to defer pay to service providers during the fourth quarter of fiscal 2002 if we do not obtain additional cash, that a possible source of cash is the potential exercise of outstanding warrants if our stock price increases, that we plan to release product upgrades and enhancements and to increase international sales and to rely on the services market. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 2, elsewhere in this Form 10-QSB, and as set forth in the Company's Form 10-KSB on file with the SEC, that could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of the Form 10-QSB with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

REVENUE

         License revenue for the third quarter of fiscal year 2002, which ended December 31, 2001, was $9, a decrease from $60 in the third quarter a year ago. License revenue for the nine-month period ended December 31, 2001 decreased to $216 from $645 over the nine-month period ended December 31, 2000. Maintenance and services revenue for the third quarter of fiscal year 2002, which ended December 31, 2001 was $195, a decrease from $356 in the third quarter a year ago. Maintenance and services revenue for the nine-month period ended December 31, 2001 decreased to $751 from $801 for the nine-month period ended December 31, 2000. The decrease in revenue from the same periods in the prior year is primarily due to a slowdown in the electronics industry and the economy in general. In addition, the tragic events of September 11th resulted in a sharp decline in our sales activity during the quarter. International sales in the third quarter of fiscal year 2002 were $0. In the third quarter of fiscal 2001, international sales comprised 8% of total revenue. Prior to fiscal 2000, international sales were made primarily in Japan and other countries in the Far East. Our plans for the remainder of fiscal 2002 and fiscal 2003 include an aggressive new product plan, including new releases of significant enhancements for each of our primary products, as well as plans to increase international sales. However, there can be no assurance that these new products and enhancements will be released on a timely basis, if at all, or will gain market acceptance nor can there be any assurance that we will be able to generate material international sales. We intend to continue to rely on the services market going forward. See "Other Factors Affecting Future Results-New Products and Rapid Technological Change; Risk of Product Defects".

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

COST OF REVENUE

         Cost of license fees and other for the third quarter of fiscal year 2002 was $7 as compared to $68 in the third quarter of fiscal year 2001. Cost of license fees and other for the nine months ended December 31, 2001 was $117 compared to $200 for the nine months ended December 31, 2000. Cost of sales of license fees and other is primarily the amortization of software development costs and is not a function of revenue.

         Cost of maintenance and services for the third quarter of fiscal year 2002 was $67 compared to $236 in the third quarter of fiscal year 2001. Cost of maintenance and services for the nine months ended December 31, 2001 was $326 compared to $519 for the nine months ended December 31, 2000. Cost of maintenance and services is primarily the cost of providing design services.

ENGINEERING, RESEARCH AND DEVELOPMENT EXPENSES

         Engineering, research and development expenses for the third quarter of fiscal year 2002 were $148 compared to $177 in the third quarter of fiscal year 2001. Comparing the third quarter of fiscal 2002 and the third quarter of fiscal 2001, engineering, research and development expenses were 73% and 43% of total revenue, respectively. Engineering, research and development expenses for nine months ended December 31, 2001 were $542 compared to $546 for the nine months ended December 31, 2000. Comparing these periods, engineering, research and development expenses were 56% and 38% of total revenue, respectively. The consistency in engineering, research and development expenses is due to our continued emphasis on product research and development. The increase of engineering, research and development expenses as a percentage of revenues is due to the decrease in revenue while such expenses have not correspondingly decreased.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses for the third quarter of fiscal year 2002 decreased to $(4) from $45 in the third quarter of fiscal year 2001. In the third quarter of fiscal 2002 and the third quarter of fiscal 2001, selling and marketing expenses were -2% and 11% of total revenue, respectively. The decrease in the third quarter of fiscal 2002 is a result of an adjustment of $35 to the reserve for bad debts. Selling and marketing expenses for the nine months ended December 31, 2001 increased to $569 from $535 for the nine months ended December 31, 2000. Comparing the nine-month periods, selling and marketing expenses were 59% and 37% of total revenue, respectively. The increase in selling and marketing expenses for the nine-month period is due to increased costs associated with the Company's attendance at an industry trade show. The increase of selling and marketing expenses as a percentage of revenues is due to the decrease in revenue while such expenses have not correspondingly decreased.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased to $205 for the third quarter of fiscal year 2002 from $192 in the third quarter of fiscal 2001. In the third quarter of fiscal 2002 and the third quarter of fiscal 2001, general and administrative expenses were 100% and 46% of total revenue, respectively. General and administrative expenses for the nine months ended December 31, 2001 increased to $647 from $527 for the nine months ended December 31, 2000. Comparing the nine-month periods, general and administrative expenses were 67% and 36% of total revenue, respectively. The increase is due to an increase in personnel, bank charges related to the accounts receivable financing, increased legal fees and investor relations. The increase of general and administrative expenses as a percentage of revenue is due to the decrease in revenue while such expenses have not correspondingly decreased.


Other income (expense)

         Other income and expense for the first nine months of fiscal year 2002 and 2001 includes interest income and interest expense on subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of equity securities and to a lesser extent, cash generated from operations. During the nine months ended December 31, 2001, cash and cash equivalents decreased $95 from $103 to $8. This decrease resulted from cash provided by financing activities of $129 less cash used by operations of $155 and less $69 of cash used for investing activities. We received approximately $264 from the exercise of outstanding warrants and a private placement of equity securities. A possible future source of cash for us is the potential exercise of outstanding warrants if our stock price were to increase or the Board of Directors chose to reprice the outstanding warrants.

         We reported an operating loss for the nine months ended December 31, 2001 of $(1,304). At December 31, 2001, we had an accumulated deficit of $47,768. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of our products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance that profitable operations will occur. In addition, we are experiencing negative cash flow from operations and may continue to experience negative cash flow from operations for the remainder of fiscal 2002 and potentially thereafter.

         Our primary unused sources of funds at December 31, 2001 consisted of cash and cash equivalents of $8.

         Our operations have required substantial cash in the past, for example, $155 during the first nine months of fiscal 2002. Our operations would have required additional cash during the first nine months of fiscal 2002 had we not increased our deferred pay of service providers and employees by $290, of which $188 was accrued during the third quarter. We have been required from time to time to defer pay for consultants and employees, including the CEO, and we will have to do so during the fourth quarter of fiscal 2002 if we do not obtain additional cash resources. This could cause employee retention issues.

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

         In October 2001, the Company began a private placement of equity securities. The Company completed the private placement of 878 shares of Common Stock on December 31, 2001, with total proceeds to the Company of $49. The shares of Common Stock are unregistered. The Company agreed to file a registration statement with the Securities and Exchange Commission pursuant to the terms of the stock purchase agreement.

         The Company issued 780 shares of Common Stock upon the exercise of stock options, with total proceeds to the Company of $42.

         In November 2001, the Board of Directors approved a proposition to reduce the exercise price of all employees' and consultants' stock options outstanding to $0.054 per share, the fair market value of the Company's common stock as of November 19, 2001. As a result of such modification, all options eligible to the offer are subject to variable plan accounting until the option is exercised, cancelled or expired. Any future increase in stock market price will result in additional compensation expense.

         For the quarter and nine months ended December 31, 2001, the Company recorded $35 compensation expenses related to repricing of stock options.

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

         We believe that cash and cash generated from operations will not be sufficient to finance operations through the fourth quarter of fiscal 2002. Management is exploring financing alternatives to supplement our cash position. Potential sources of additional financing include, but are not limited to, private equity financings, mergers, strategic investments, strategic partnerships, sale of licenses of our technology or products or various forms of debt financings. There can be no assurance that we will be successful in obtaining cash through our pursuit of these alternatives. The unavailability or timing of any financing could prevent or delay the continued development and marketing of SVR products and services. In addition, substantial curtailment of our operations may be required which could result in bankruptcy.

Other Factors Affecting Future Results

Recent and Expected Losses; Accumulated Deficit. We incurred a net loss of $(1,304) for the nine months ended December 31, 2001 and had an accumulated deficit of $47,768 as of December 31, 2001. We may incur future losses. There is no assurance that we will generate positive cash flow from our operations to fund our growth or that we will obtain profitability in any future period. To the extent we incur losses or grow in the future, our operating and investing activities may use cash and, consequently, such losses or growth will require us to obtain additional sources of financing in the future.

Need for Future Financing. As described above, under Management Discussion and Analysis-Liquidity and Capital Resources, we believe cash and cash generated from operations are not sufficient to finance operations through the fourth quarter of fiscal 2002 and we are exploring financing and other alternatives to supplement our cash position to service our current debt and any negative cash flow from operations. There can be no assurance that we will be able to raise any cash from our pursuit of such financing or other alternatives or that any such cash we are able to raise will be on attractive terms. The unavailability or timing of any financing could prevent or delay the continued development and marketing of SVR products and services. In addition, substantial curtailment of our operations may be required which could result in bankruptcy.

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

Dependence on Certain Customers. A small number of customers account for a significant percentage of SVR total revenue. For the first nine months of fiscal 2002, three customers accounted for 63% of our total revenue. There can be no assurance that sales to these entities, individually or as a group, will reach or exceed historical levels in any future period. Any substantial decrease in sales to one or more of these customers could have a material adverse effect on our business, operating results or financial condition.

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

Dependence on Key Personnel. Our success depends to a significant extent upon a number of key technical and management employees, in particular, James O. Benouis, our President and Chief Executive Officer. We do not currently have "key man" life insurance on Mr. Benouis. The loss of services of Mr. Benouis or any other key employees could have a material adverse effect on us. Our success will depend in large part on our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in retaining our key technical and management personnel and in attracting and retaining the personnel we require in order to grow. We have had to defer salary for Mr. Benouis and other key employees and expect to continue to do so during the fourth quarter of fiscal 2002, which could lead them to terminate their employment relationship with us.

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

                  Avant! Corporation, in addition to filing its own Motion to Dismiss, has also joined Defendant Stephen Wuu's Motion to Dismiss, moving to dismiss each and all of SVR's claims against both parties. On December 14, 2001, Judge Ronald Whyte heard Avant!'s and Stephen Wuu's Motions to Dismiss, but did not make a ruling from the bench. The judge could make a ruling in the future with no further input from either parties, or the judge could request additional briefs and/or additional hearings in the matter before making his ruling on the Motions to Dismiss. Additionally, all parties have stipulated that they will participate in the Alternative Dispute Resolution process of a private mediation, with the mediation provider to be determined.

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

Item 2.           Changes in Securities and Use of Proceeds:

                  During the third quarter, the Company received $49,000 cash in a private placement of 878,006 shares of Common Stock. The private placement relied upon the exemption from registration provided by Section 4(2) of the Federal Securities Act of 1933, as amended. No underwriters were employed.

                  The Company issued 780,740 shares of Common Stock valued at $42,160 upon the exercise of stock options.

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

10.02 Form of Stock Purchase Agreement among the Company and an investor dated as of October 1, 2001.


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





Date:       February 19, 2002                  /s/ James O. Benouis
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