Form 10KSB
period 2002-03-31
SILICON VALLEY RESEARCH INC
filed 2002-07-16
CIK 708367

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  X           Annual report pursuant to Section 13 or 15(d) of the Securities
-----         Exchange Act of 1934 For the fiscal year ended March 31, 2002

              Transition report under Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 For the transition period from _______________ to ________________

Commission File No. 0-13836

                          SILICON VALLEY RESEARCH, INC.
        (Exact name of Small Business Issuer as specified in its charter)

California                                                        94-2743735
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)

5542 Monterey Road  No. 217
San Jose, CA                                                      95138-1529
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:                   (408) 223-3456

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of bid and asked prices of the Registrant's common stock on July 12, 2002 in the over-the-counter market, was approximately $1,500,000. Shares of voting stock held by each officer and director and by each person who on that date owned 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 12, 2002, Issuer had 44,683,257 shares of common stock outstanding.

Transitional Small Business Disclosure Format:       ______yes     ___X____no

           The exhibit index appears on sequentially numbered page 41

                                     Part I

This report includes a number of forward-looking statements, which reflect Silicon Valley Research, Inc.'s ("the Company" or "SVR") current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors Affecting Future Results, and elsewhere in this Form 10-KSB, as well as other risks and uncertainties described in the Company's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "may" and similar expressions regarding our intent, belief, and current expectations identify forward-looking statements. . Some examples of forward-looking statements in this report include that barring a substantial increase in sales activity, we will run out of cash during the second quarter of 2003 unless we conduct a financing or are successful in pursuing other alternatives such as an acquisition or sale or license of our technology, that we will have to defer pay to service providers during the first and second quarters of fiscal 2003 if we do not obtain additional cash, that a possible source of cash is the potential exercise of outstanding warrants if our stock price increases, that we plan to release product upgrades and enhancements and to rely on the services market. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission.

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

Marketing and Sales

During the 2001 fiscal year, we changed our sales model to offer our tools through e*ECAD's Web service on a pay-per-use basis. E*ECAD is the first Web service to offer engineers featured EDA tools hosted on their worldwide Internet portal that delivers the tools on a pay-per-use basis. Users can access e*ECAD's broad variety of software and download selected tools to their computers. Our customers download, install and run the tools they need and are charged for the actual usage time, which can be billed in .01 second increments. The pricing structure enables us to offer flexible pricing solutions to worldwide customers who demand an alternative to the high licensing fees of traditional front-loaded licensing models. In addition to the Internet model, we continue to use traditional lines of distribution for our products. We have domestic sales and support offices in metropolitan areas of California and Texas.

We market our products both domestically and internationally to integrated circuit designers and manufacturers, large electronic systems manufacturers, and major aerospace, automotive, and consumer electronics companies. Consolidated revenue from our major customers consists of the following:

                                     Year Ended March 31,

     Customer                      2002                2001
     --------                      ----                ----

     Motorola, Inc.                 33%                 24%
     Sarnoff Corporation            15%                 *%
     Cirrus Logic                   *%                  18%
     SigmaTel                       *%                  18%
     Cicada Semiconductor           *%                  14%
     Mediamatics                    *%                  11%

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

Product Development

The EDA market is characterized by rapid technological advances in both computer hardware and software. We believe that the continued development of new products and enhanced features is critical to our success. In fiscal 2001 and 2002, we spent approximately $835,000 and $629,000, or as a percentage of revenue 71% and 59%, respectively, on engineering, research and development. These amounts are net of costs capitalized in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (See Note 1 of Notes to Consolidated Financial Statements).

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

Employees

As of March 31, 2002, we employed nine full-time employees and one part-time employee; six engaged in engineering, product development, and IC design services and the remainder engaged in administrative activities. The ten employees were located in the United States. Our success will depend, in large part, on our ability to attract and retain trained and qualified personnel who are in great demand throughout the industry. None of our employees is represented by a labor union.

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

Item 2.  Description of Property

Our principal administrative, marketing, engineering development and support and I.C. design functions occupy two facilities. One facility occupied approximately 2,000 square feet in an office building in San Jose, California under a four-year lease. Subsequent to year end, we vacated the office building in California. The other occupies approximately 2,000 square feet in an office building in Austin, Texas under a month-to-month lease.

Management believes that our facilities will be adequate for our operations.

Item 3.  Legal Proceedings

As with other companies in our industry, we are subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties.

Subsequent to year end, on April 29, 2002, a vendor filed a judgment against Silicon Valley Research, Inc. in Santa Clara County Superior Court for approximately $95,000.

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

Management believes that the ultimate resolution of the dispute with Avant! will not have a material adverse impact on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during our fourth quarter.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock was traded on the Nasdaq National Market until November 1998 and is currently traded on the OTC Bulletin Board (the "OTCBB") under the symbol SVRI. The following table sets forth, for the fiscal period indicated, the low and high closing sales prices for the common stock as reported by the OTCBB. We had approximately 399 shareholders of record and approximately 4,443 beneficial holders as of March 31, 2002.

Common Stock Prices

Fiscal 2001 Quarter ended    June 30    Sept. 30      Dec. 31        March 31
                             -------    --------      -------        --------
         High                 $0.69       $0.65        $0.46          $0.22
         Low                  $0.19       $0.16        $0.13          $0.14

Fiscal 2002 Quarter ended    June 30    Sept. 30      Dec. 31        March 31
                             -------    --------      -------        --------
         High                 $0.20       $0.16       $0.154          $0.115
         Low                  $0.13       $0.07       $0.054          $0.052

The prices set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

We have not declared or paid dividends on our common stock in fiscal 2001 and 2002. Certain covenants in our loan agreements restrict the payment of dividends. We currently anticipate that we will retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. Some examples of forward-looking statements in this report include that barring a substantial increase in sales activity, we will run out of cash during the second quarter of 2003 unless we conduct a financing or are successful in pursuing other alternatives such as an acquisition or sale or license of our technology, that we will have to defer pay to service providers during the first and second quarters of fiscal 2003 if we do not obtain additional cash, that a possible source of cash is the potential exercise of outstanding warrants if our stock price increases, that we plan to release product upgrades and enhancements and to rely on the services market. These and other forward-looking statements are subject to certain risks and uncertainties, including those discussed in the Other Factors Affecting Future Results section of this Item 6 and elsewhere in this Annual Report on Form 10-KSB, as well as other risks and uncertainties described in our other reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates" "believes," "expects," "intends," "future," "may" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto. Dollar amounts are in thousands.

Revenue

Total revenue decreased from $1,182 in fiscal 2001 to $1,064 in fiscal 2002. The decrease in revenues in fiscal 2002 resulted primarily from a decrease in design services revenue. International sales were approximately $38 and $0 for fiscal 2001 and 2002, respectively, representing 3% and 0% of total revenue for the respective periods. This decrease resulted primarily from closure of our Japan and Taiwan offices. Our plans for fiscal 2003 include an aggressive new product plan, including new releases of significant enhancements for each of our primary products, as well as plans to increase international sales. However, there can be no assurance that these new products and enhancements will be released on a timely basis, if at all, or will gain market acceptance. We have front-end technology which improves the flow of data into our product tools and improves the resulting performance. We intend to continue to focus on the services market going forward in order to provide customers with a service-driven integrated circuit design solution. See "Other Factors Affecting Future Results-New Products and Rapid Technological Change; Risk of Product Defects".

In fiscal 2001 and 2002 maintenance and services revenue was $1,137 and $843, respectively. Services revenue as a percentage of total revenue was 96% and 79% for fiscal 2001 and 2002, respectively. The decline in services revenue in fiscal 2002 was due to a general decline within the chip design industry resulting in major cutbacks for design services by our customers.

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

Cost of revenue

For fiscal 2001 and 2002, cost of licenses was $217 and $124, respectively. Cost of licenses as a percentage of licenses revenue was 482% and 56% for fiscal 2001 and 2002, respectively. Cost of licenses consists primarily of the amortization of capitalized software development costs and is not a function of revenue.

For fiscal 2001 and 2002, cost of maintenance and services decreased from $730 to $382, respectively. Cost of maintenance and services as a percentage of maintenance and services revenue was 64% and 45% for fiscal 2001 and 2002, respectively. Cost of maintenance and services primarily includes the cost of providing design services. In addition, a small percentage of costs are for technical support and technical documentation.

Engineering, Research and Development Expenses

Engineering, research and development expenses for fiscal 2001 and 2002 were $835 and $629, respectively. The decrease in engineering, research and development expenses in fiscal 2002 was due to cost-cutting measures instituted by management, including a reduction in personnel, while maintaining an emphasis on new product research and development. We believe we have the personnel necessary to complete our planned product upgrades and releases during 2003.

Selling and Marketing Expenses

Selling and marketing expenses for fiscal 2001 and 2002 were $578 and $593, respectively. The increase in fiscal 2002 resulted from an increase in the costs of attending an annual trade show in June 2001.

General and Administrative Expenses

General and administrative expenses for fiscal 2001 and 2002 were $745 and $775, respectively. General and administrative expenses have increased due to an increase in personnel.

Other Income (Expense)

Other income (expense) for fiscal 2001 and 2002 was $(147) and $(115), respectively. Other expense for 2001 and 2002 includes interest expense on a subordinated debt/warrant financing of $124 and $115, respectively.

Provision for Income Taxes

The provision for income taxes for fiscal 2001 and 2002 was $15 and $(22), respectively.

As of March 31, 2002, we had federal and state net operating loss carryforwards of approximately $36,800 and $9,400, respectively. We also had federal and California research and development tax credit carryforwards of approximately $727 and $513, respectively. The net operating loss and credit carryforwards will expire at various dates from 2002 through 2020, if not utilized (see Note 11 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private and public sales of equity securities and to a lesser extent, cash generated from operations. In fiscal 2001 and 2002, we received cash of $662 and $290, respectively, from private placements of common stock and warrants and the exercise of warrants and options to purchase common stock.

We incurred an operating loss for fiscal 2002. At March 31, 2002, we had an accumulated deficit of $47,996. The achievement of profitability is primarily dependent upon the continued development and commercial acceptance of our products, the successful management of the business and management's ability to strategically focus the Company. There can be no assurance that profitable operations will occur. In addition, we are experiencing negative cash flow from operations and it is expected that we will continue to experience negative cash flow for a portion of fiscal 2003 and potentially thereafter.

Our operating activities used cash of $1,327 and $174 in fiscal 2001 and 2002, respectively. We would have used additional cash of $326 during fiscal 2002 if we had not deferred payments to employees. This amount is included in accrued expenses on our Unaudited Consolidated Balance Sheet at March 31, 2002. If employees are unwilling to continue without pay, we may need to cease operations.

Investment activities, primarily comprising capitalized software development costs and acquired fixed assets, were $(195) and $(69) for fiscal 2001 and 2002, respectively.

Our primary unused sources of funds at March 31, 2002 consisted of cash and cash equivalents of $2.

Our operations have required substantial cash in the past; for example, $174 during fiscal 2002 and $1,327 in 2001.

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

On March 26, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.53 per share (the "$0.53 Warrants"). Under the Offer, such investors were able to exercise the $0.53 Warrants at a reduced price of either $0.13 per share or $0.115 per share. Investors who exercised at the $0.115 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.13 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, April 6, 2001. During the first quarter of fiscal 2002, 45 Warrants were exercised at $0.115 per share raising $5.

On July 31, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors were able to exercise the $0.37 Warrants at a reduced price of $0.055 per share. The Offer expired on August 6, 2001. During fiscal 2002, 270 Warrants were exercised at $0.055 per share raising $15.

In June 2001, we began a private placement of equity securities. We completed the private placement of 1,471 shares of Common Stock on July 13, 2001, with total proceeds to us of $125. One of the investors was a 5% shareholder, officer or director at the time of the offering and participated in the offering.

In October 2001, we began a private placement of equity securities. We completed the private placement of 878 shares of Common Stock on October 19, 2001, with total proceeds to us of $49.

We believe that cash and cash generated from operations will not be sufficient to finance operations through the second quarter of fiscal 2003. Management is exploring financing alternatives to supplement our cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. However, our Common Stock was delisted from trading on the Nasdaq National Market in November 1998 and now trades in the over-the-counter market. Our ability to obtain additional financing through the issuance of our Common Stock or securities convertible into Common Stock could be adversely affected. See "Delisting from Nasdaq; Disclosure Relating to Low-Priced Stock".

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

Other Factors Affecting Future Results

Unaudited Consolidated Financial Statements. The financial statements included with this Form 10-KSB are not audited. The audit on our consolidated financial statements has not been completed at the date of this filing. While management believes that the financial statements are materially correct, they may have material inaccuracies which our independent certified public accountants discover as part of their audit, in particular, when they are able to review the work papers from the 2001 audit and from subsequent interim periods. As a result, upon completion of the audit, the financial statements and disclosures may differ significantly from those reported in the unaudited financial statements contained in this Form 10-KSB.

Non-compliance with SEC reporting requirements. We were unable to complete our FY2002 audit because we do not have the cash required to pay our former accountants who have otherwise refused to release their work papers. Unless circumstances change, we will not be able to rectify the situation until we have enough cash to work out a successful payment plan. We cannot be certain when, if ever, we will be able to work out an arrangement with our former accountants to release their work papers. Failure to obtain such work papers will also prevent our new accountants from reviewing our quarterly financial statements. Until we file an amendment to this Form 10K-SB with audited financial statements, we will not be in compliance with the reporting requirements under the Securities Exchange Act of 1934, as amended. This will cause us to be ineligible to register securities with the SEC and shareholders will not be able to rely on Rule 144 for resales of their unregistered or control securities. Even after we file such an amendment, we will not be able register securities with the SEC on certain, less costly, forms until we have been in compliance with SEC reporting requirements for one year. Our non-compliance with the reporting requirements also exposes us to liability under various securities laws.

Recent and Expected Losses; Accumulated Deficit. We incurred a net loss of $1,532 for the year ended March 31, 2002 and had an accumulated deficit of $47,996 as of March 31, 2002. We may incur future losses. There is no assurance that we will generate positive cash flow from our operations to fund our growth or that we will obtain or sustain profitability in any future period. To the extent we incur losses or grow in the future, our operating and investing activities may use cash and, consequently, such losses or growth will require us to obtain additional sources of financing in the future.

Need for Future Financing. As described above, under Management Discussion and Analysis-Liquidity and Capital Resources, we believe cash and cash generated from operations may not be sufficient to finance operations through the second quarter of fiscal 2003 and we are exploring financing and other alternatives to supplement our cash position to service our current debt and any negative cash flow from operations. There can be no assurance that we will be able to raise any cash from our pursuit of such financing or other alternatives or that any such cash we are able to raise will be on attractive terms. The unavailability or timing of any financing could prevent or delay the continued development and marketing of SVR products and services. In addition, substantial curtailment of our operations may be required which could result in bankruptcy.

Going Concern Assumptions. Our independent accountants' report on our consolidated financial statements as of and for the year ended March 31, 2001 contained an explanatory paragraph indicating that our historical operating losses and limited capital resources raise substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient cash from operations or if necessary, raise sufficient funds to cover the cost of operations, it is likely that any independent accountant's report on future financial statements will include a similar explanatory paragraph.

Change in Business Model. During the second quarter of fiscal 2001, we changed our sales strategy to a time-based internet licensing model. We released our Gards product on-line late in the third quarter in December 2000. Our SC product was released after the end of the third quarter in January 2001. We released our Linux version of Gards during fiscal year 2002. There can be no assurance that this new time-based internet licensing model will be successful.

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

Insurance coverage termination. We no longer carry director's and officer's insurance coverage or property and liability insurance coverage. If we were to incur losses from fire, other casualty or product liability occurrences, it could have a material adverse effect on our business, financial condition and operating results.

New Products and Rapid Technological Change; Risk of Product Defects. The Electronic Design Automation ("EDA") industry is characterized by the following:

o    extremely rapid technological change

o    frequent new product introductions and enhancements

o    evolving industry standards

o    rapidly changing customer requirements

The development of more complex integrated circuits with new technologies will require more sophisticated design tools. The success of our future operations partly depends upon our ability to enhance current products and to develop and introduce new products on a timely and cost-effective basis. Our products and services must keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of our customers. During fiscal 2003, we will have an aggressive new product release and current product update program, upon which expected revenue increases are partially based. It is possible that in the future, we may experience delays in new product development and product enhancements. We have experienced similar delays in the past. Such delays would likely decrease expected fiscal 2003 revenues, which could cause us to incur losses and utilize our available cash or even run out of cash.

In fiscal 2002, we announced new products offered on the e*ECAD Web service. However, there is no guarantee that:

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

International Sales. International sales, primarily in Japan and Taiwan, accounted for approximately 3% of the total revenue in fiscal 2001. There were no international sales during fiscal year 2002. Declining revenues from international sales resulted primarily from closure of our Tokyo office in December 1998, and Taiwan office in March 1999 brought about, in part, by the reduction in capital expenditures by semiconductor manufacturers, particularly in Asia and increased competition in the EDA software market. We plan for international sales to account for a portion of revenue during fiscal 2003, as had been the case prior to fiscal 2000. However, this revenue involves a number of inherent risks, including:

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

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141,
Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. The Company has not yet determined the effect resulting from the application of the nonamortization provisions of the Statement on the earnings. During 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

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

Item 7.  Unaudited Financial Statements and Financial Statement Schedules

Index to Unaudited Financial Statements and Financial Statement Schedules

Our financial statements included in this Annual Report on Form 10K-SB are unaudited as described further in footnote 1. We will file an amendment to this annual report once we have been able to complete our audit.

Financial Statements:

         Report of Management                                                                19

         Unaudited Consolidated Balance Sheet as of March 31, 2002                           20

         Unaudited Consolidated Statements of Operations for the years ended March 31,
              2002 and 2001                                                                  21

         Unaudited Consolidated Statements of Changes in Shareholders' Equity for the
              Years ended March 31, 2002 and 2001                                            22

         Unaudited Consolidated Statements of Cash Flows for the years ended March 31,
              2002 and 2001                                                                  23

         Notes to Unaudited Consolidated Financial Statements                                24-35

All other financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included in the consolidated financial statements or notes thereto.

Report of Management

To Our Shareholders:

The unaudited consolidated financial statements have been prepared by the Company, and we are responsible for their content. They have NOT been audited by our outside independent accountants. We have attempted as best we could to prepare them in conformity with generally accepted accounting principles, and in this regard we have undertaken to make informed judgments and estimates, where necessary, of the expected effects of events and transactions. As such, they are subject to adjustment as a result of their audit by our outside independent accountants.


                                          James O. Benouis
                                          President and
                                          Chief Executive Officer


San Jose, California
July 15, 2002

                  SILICON VALLEY RESEARCH, INC. and subsidiarY
                      Unaudited Consolidated Balance Sheet
                                 (in thousands)

                                                                March 31, 2002
                                                                --------------
Assets

Current Assets
Cash and cash equivalents                                         $      2
Accounts receivable, net of allowances of $50                            8
Prepaid expenses and other current assets                               19
                                                                  --------
                                                                        29

Fixed assets, net                                                      103
Other assets, net                                                      144
                                                                  --------
                                                                  $    276
                                                                  ========

Liabilities and Shareholders' Equity

Current Liabilities
Notes payable                                                     $     25
Accounts payable                                                       353
Accrued expenses                                                       620
Deferred revenue                                                        25
                                                                  --------
                                                                     1,023
                                                                  --------

Long-term debt, less current portion                                   926
                                                                  --------

Deferred tax liability                                                  13
                                                                  --------

Commitments  and contingencies (Note 7)

Shareholders' Equity
Preferred stock, no par value;
      authorized:  1,000 shares;
      issued and outstanding: none                                    --
Common stock,  no par value;
      authorized:  60,000 shares;
      issued and outstanding: 44,683 shares                         46,310
Accumulated deficit                                                (47,996)
                                                                  --------
                                                                    (1,686)
                                                                  --------

                                                                  $    276
                                                                  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          SILICON VALLEY RESEARCH, INC.
                 Unaudited Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                       Years Ended March 31,

                                                           2002       2001
                                                           ----       ----

Revenue
License fees and other                                 $    221   $     45
Maintenance and services                                    843      1,137
                                                       --------   --------
         Total revenue                                    1,064      1,182
                                                       --------   --------

Cost of revenue
License fees and other                                      124        217
Maintenance and services                                    382        730
                                                       --------   --------
         Total cost of revenue                              506        947
                                                       --------   --------

Gross margin                                                558        235
                                                       --------   --------

Operating expenses
Engineering, research and development                       629        835
Selling and marketing                                       593        578
General and administrative                                  775        745
                                                       --------   --------
         Total operating expenses                         1,997      2,158
                                                       --------   --------

Operating loss                                           (1,439)    (1,923)
                                                       --------   --------

Other income (expense)
Interest income                                            --            9
Interest expense                                           (115)      (124)
Other, net                                                 --          (32)
                                                       --------   --------
         Total other income (expense)                      (115)      (147)
                                                       --------   --------

Loss before provision for income taxes                   (1,554)    (2,070)

Provision for income taxes                                  (22)        15
                                                       --------   --------

Net loss                                               $ (1,532)  $ (2,085)
                                                       ========   ========

Net loss per basic and diluted share                   $  (0.04)  $  (0.06)
                                                       ========   ========

Weighted-average common shares
outstanding (basic and diluted)                          42,759     36,616
                                                       ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          SILICON VALLEY RESEARCH, INC.
            Unaudited Consolidated Statement of Shareholders' Equity

                                                                       Accumulated      Other
                                      Common Stock      Accumulated    Comprehensive Comprehensive
(In thousands)                      Shares   Amount       Deficit      Income(Loss)   Income(Loss)    Total
                                    ------   ------       -------      ------------   -----------     -----
Balances, March 31, 2000            35,184   $ 45,284     $ (44,379)     $       --                  $    905
                                    ======    =======      ========       =========                   =======

Net loss                                --         --        (2,085)             --       (2,085)      (2,085)
                                                                                        --------
Comprehensive income(loss)              --         --            --              --    $  (2,085)          --
                                                                                        ========
Common stock issued under
    stock option and stock
    purchase plans                     197         32            --              --                        32
Proceeds from issuance
    of common stock                  5,238        704            --              --                       704
                                   -------    -------      --------        --------                   -------

Balances, March 31, 2001            40,619   $ 46,020     $ (46,464)     $       --                  $   (444)
                                    ======    =======      ========       =========                   =======

Net loss                                --         --        (1,532)             --       (1,532)      (1,532)
                                                                                        --------
Comprehensive income(loss)              --         --            --              --    $  (1,532)          --
                                                                                        ========
Common stock issued under
    stock option and stock
    purchase plans                   1,022         63            --              --                        63
Proceeds from issuance
    of common stock                  3,042        227            --              --                       227
                                   -------    -------      --------        --------                   -------

Balances, March 31, 2002            44,683   $ 46,310     $ (47,996)     $       --                  $ (1,686)
                                    ======    =======      ========       =========                   =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          SILICON VALLEY RESEARCH, INC.
                 Unaudited Consolidated Statement of Cash Flows
                                 (in thousands)

                                                           Years Ended March 31,

                                                              2002      2001
                                                              ----      ----
Cash Flows from Operating Activities:

Net loss                                                   $(1,532)  $(2,085)
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization:
              Fixed assets                                      70       102
              Software licenses and development costs          143       237
         Loss on sale of fixed assets                         --           7
         Write-off of bad debts                                240       255
         Adjustment to bad debt reserve                        (35)     --
         Changes in assets and liabilities:
              Accounts receivable                              264       161
              Other receivable                                 151      --
              Prepaid expenses and other current assets        171      (221)
              Accounts payable                                  20        67
              Accrued expenses                                 368       (38)
              Deferred revenue                                 (66)       82
              Other, net                                        32       106
                                                           -------   -------
Net cash used in operating activities                         (174)   (1,327)
                                                           -------   -------

Cash Flows from Investing Activities:

Acquisition of fixed assets                                     (9)     (150)
Capitalization of software development costs and
     purchase of software licenses                             (60)      (45)
                                                           -------   -------
Net cash used in investing activities                          (69)     (195)
                                                           -------   -------

Cash Flows from Financing Activities:

Short-term borrowings                                         (148)      148
Proceeds from issuance of common stock and warrants            290       662
                                                           -------   -------
Net cash provided by financing activities                      142       810
                                                           -------   -------

Net increase (decrease) in cash and cash equivalents          (101)     (712)
Cash and cash equivalents at beginning of year                 103       815
                                                           -------   -------

Cash and cash equivalents at end of year                   $     2   $   103
                                                           =======   =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          SILICON VALLEY RESEARCH, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except share price data)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

THESE FINANCIAL STATEMENTS HAVE NOT BEEN AUDITED. Management has attempted to prepare them in accordance with generally accepted accounting principles. In the opinion of management, the consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period since our last audit. These financial statements may not include all disclosures required by generally accepted accounting principles and accordingly, should be read in conjunction with the consolidated financial statements and notes included as part of the Company's latest annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

We were unable to complete our FY2002 audit because we do not have the cash required to pay our former accountants who have otherwise refused to release their work papers. Unless circumstances change, we will not be able to rectify the situation until we have enough cash to work out a successful payment plan. We cannot be certain when, if ever, this will be. Reviewing work papers from prior audits is an important component of an audit as it enables verification of opening balances in various accounts, a review of account analyses from prior periods in part to ensure consistency, and a review of internal controls and procedures then in effect to determine whether there have been changes in the current period.


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

The Company has incurred significant losses for the last two fiscal years from operations and does not believe that cash and cash generated from operations will be sufficient to finance operations through fiscal 2003 without additional working capital. The Company is exploring financing alternatives to supplement its cash position. Potential sources of additional financing include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. The Company has recently introduced updated versions of its existing products and has plans to continue developing enhanced software products. There can be no assurance that the Company will be able to execute additional forms of financing or that the Company will not incur additional losses until its recently introduced and existing products generate significant revenue. These events raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiary: Quality I.C. Corporation. All significant intercompany accounts and transactions have been eliminated. Minority interest in net assets and income (loss) for the years then ended are not significant.

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

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)
Use of Estimates

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists principally of accounts receivable. The composition of the Company's accounts receivable with respect to the semiconductor industry is characterized by generally short collection terms. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States and Asia. Generally, the Company performs ongoing evaluation of its customer's financial condition and does not require collateral, allowances for potential credit losses are maintained and such losses have been within management's expectations. At March 31, 2002, two customers accounted for 97% of the Company's total receivables.

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

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)
Earnings Per Share

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                           Year ended March 31,
                                                           -------------------

(in thousands)                                              2002         2001
                                                            ----         ----

Net loss                                                 $ (1,532)     $ (2,085)
                                                         ========      ========

Weighted-average common shares
     outstanding (basic)                                   42,759        36,616
Weighted-average common stock equivalents:
     Stock options                                           --            --
     Warrants                                                --            --
                                                         --------      --------
Weighted-average common shares
     outstanding (diluted)                                 42,759        36,616
                                                         ========      ========

Options to purchase 5,076 shares of common stock at prices ranging from $0.054 to $1.43 per share were outstanding at March 31, 2002, but were not included in the computation of diluted EPS because inclusion of such options would have been antidilutive.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws.

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. The Company has not yet determined the effect resulting from the application of the nonamortization provisions of the Statement on the earnings. During 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

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

NOTE 2   FIXED ASSETS

Fixed assets comprise:                                            March 31, 2002
                                                                  --------------

Computer equipment                                                   $  995
Office equipment and furniture                                          364
                                                                     ------
                                                                      1,359
Less accumulated depreciation and amortization                       (1,256)
                                                                     ------
                                                                     $  103
                                                                     ======

There are no fixed assets acquired under capital leases included above. Depreciation expense for the years ended March 31, 2001 and 2002 was $102 and $70, respectively.

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

NOTE 3   OTHER ASSETS

Other assets comprise:                                          March 31, 2002
                                                                --------------
Software development costs                                         $ 1,047
Software licenses                                                      979
                                                                   -------
                                                                     2,026
Less accumulated  amortization                                      (1,957)
                                                                   -------
                                                                        69
Goodwill                                                                49
Other                                                                   26
                                                                   -------
                                                                   $   144
                                                                   =======

Software development costs capitalized during 2001 and 2002 were $45 and $60, respectively. The related amortization during the years ended March 31, 2001 and 2002 was $217 and $123, respectively. Other consists primarily of deposits on facilities and deferred taxes.

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

                                                               March 31,
                                                           2002            2001
                                                           ----            ----
Net loss                                                $(1,532)        $(2,085)
Other comprehensive gain(loss)                                0               0
                                                        -------         -------
Total comprehensive income (loss)                       $(1,532)        $(2,085)
                                                        =======         =======

NOTE 5   ACCRUED EXPENSES

Accrued expenses comprise:                                   March 31, 2002
                                                             --------------
Accrued payroll and related costs                                $  405
Accrued interest                                                    170
Other                                                                45
                                                                 ------
                                                                 $  620
                                                                 ======

Other consists of accruals related to expenses incurred in the normal course of business, such as interest and sales expenses.

NOTE 6   BANK BORROWINGS AND LONG-TERM DEBT

Long-term debt comprise:                                        March 31, 2002
                                                                --------------
Notes payable                                                        $926
Less current portion                                                  --
                                                                     ----
                                                                     $926
                                                                     ====

In June 1999, the Company began a subordinated debt/warrant financing. The financing included approximately $1,000 of three-year notes and the sale of approximately 8,000 Warrants at $0.01 per Warrant. The debt bears simple interest of 10% and the Warrants have a five-year term with an exercise price per share of $0.125. This financing transaction consists of two closings. The first closing took place on June 7, 1999. The Company received $768 cash proceeds from this closing. This included $711 of three-year notes and the sale of approximately 5,700 Warrants at $0.01 per Warrant. The second closing

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

was to have taken place on July 15, 1999. The closing was extended until September 24, 1999 pending negotiation of a workout with the Creditors' Committee through the Credit Managers' Association to resolve accounts payable issues that was satisfactory to the majority of the investors. An agreement was reached and the Company received approximately $312 cash proceeds from the second closing. The Company has used part of the proceeds from the financing to complete the Settlement Agreement with its lender and to pay other accounts payable and used the balance of the proceeds to help fund its operations. The Company's CEO, the Company's Chairman of the Board, an affiliate of a Company director and two Company 10% shareholders participated in the financing. The maturity date on these notes has been extended and the notes will mature during the fiscal year ending March 31, 2005.

In January 2001, the Company entered into an Agreement with its bank for the purchase of the Company's receivables. The agreement provides that the bank will purchase up to $250 of the Company's domestic accounts receivable. The bank will advance the Company 80% of qualified receivables. In the event that the Company's customers do not pay on the invoices within 90 days of invoice date, the Company may be required to return the amounts advanced to the bank. There were no amounts outstanding under the agreement at March 31, 2002.

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters and IC design offices in the United States under operating leases expiring March 31, 2005. Non-cancelable rental payments over the term of leases exceeding one year are as follows:

                         2003              $       66
                         2004                      12
                         2005                       2
                         2006                     ---
                                           ----------

                                           $       80
                                           ==========

The Company is generally responsible for its pro rata share of taxes, maintenance and insurance on the facilities. Rental expense aggregated $191 and $158 in 2001 and 2002, respectively.

As with other companies in industries similar to Silicon Valley Research, Inc., the Company is subject to the risk of adverse claims and litigation on a variety of matters, including infringement of intellectual property, intentional and/or negligent misrepresentation of material facts and breach of fiduciary duties.

NOTE 8   LEGAL ACTION

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

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

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

NOTE 9   SAVINGS AND INVESTMENT PLAN

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

The Plan permits Company contributions determined annually by the Board of Directors. Contributions authorized, if any, will not exceed amounts allowed by Internal Revenue Code Section 404. Allocation of employer contributions to participant's accounts is determined by the Board of Directors at the time of contribution. The Company made no contributions to the Plan during fiscal 2001 and 2002. Administrative costs paid by the Company were insignificant during fiscal 2001 and 2002.

NOTE 10  CAPITAL STOCK

Preferred Stock

The Company's Board of Directors has the authority to issue up to 1,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the Company's shareholders.

Stock Options

At March 31, 2002, the Company has reserved 5,971 shares of common stock for issuance under its Employee Stock Option Plan and Directors' Stock Option Plan. Options are granted under the Employee Stock Option Plan by the Board of Directors at an exercise price equal to the fair market value as determined by the closing trading price on the grant date. Generally, the shares pursuant to the options vest in equal monthly installments over four years commencing one month from date of grant.

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

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

closing trading price on the grant date. Generally, 25% of the shares pursuant to the options vests one year from the date of grant with the remaining shares vesting in equal monthly installments over the next three years.

At March 31, 2002, options to purchase 1,132 shares of common stock were vested, and 448 shares of common stock were available for future grant.

In November 2001, the Board of Directors approved a proposition to reduce the exercise price of all employees' and consultants' stock options outstanding to $0.054 per share, the fair market value of the Company's common stock as of November 19, 2001. As a result of such modification, all options eligible to the offer are subject to variable plan accounting until the option is exercised, cancelled or expired. Any future increase in stock market price will result in additional compensation expense. For fiscal year 2002, the Company recorded $1 compensation expense related to repricing of stock options.

The following table summarizes stock option activity under the Company's Plans:

                                                 For the year ended              For the year ended
                                                    March 31, 2002                 March 31, 2001
                                                    --------------                 --------------

                                                          Weighted-Average                 Weighted-Average
                                              Shares      Exercise Price      Shares       Exercise Price
                                              ------      --------------      ------       --------------
Outstanding at beginning of year                4,805      $     0.26            3,568       $      0.29
Granted                                         4,189            0.06            1,701              0.19
Exercised                                      (1,003)           0.05             (197)             0.16
Forfeited                                      (2,915)           0.24             (267)             0.41
                                            ---------                        ---------
Outstanding at end of year                      5,076      $     0.06            4,805       $      0.26
                                            =========                        =========

Options exercisable at year-end                 1,369                            1,846

The following table summarizes information about stock options outstanding and exercisable at March 31, 2002:

                             Options Outstanding                                    Options Exercisable
                             -------------------                                    -------------------
                                           Weighted-
                          Shares            Average             Weighted-           Shares          Weighted-
Range of              Outstanding          Remaining            Average          Exercisable         Average
Exercise Prices         at 3/31/02      Contractual Life      Exercise Price      at 3/31/02     Exercise Price
---------------         ----------      ----------------      --------------      ----------     --------------
$ 0.05 - $ 0.05           4,983                 8.58              $ 0.05             1,304            $ 0.05
$ 0.18 - $ 0.19              54                 7.66                0.19                31              0.19
$ 0.68 - $ 0.68               9                 7.26                0.68                 4              0.68
$ 1.43 - $ 1.43              30                 4.87                1.44                30              1.44
                          -----                 ----              ------             -----            ------
                          5,076                 8.55              $ 0.06             1,369            $ 0.09
                          =====                 ====              ======             =====            ======

The Company applies the provisions of APB 25 and related interpretations in accounting for compensation expense under the Employee Stock Option Plan, the Directors' Stock Option Plan and the Employee Stock Purchase Plan. Had compensation expense under these plans been determined pursuant to FAS 123, the Company's net income (loss) per share for the years ended March 31, 2001 and 2002 would have been as follows:

                                                  2001                  2002
                                                  ----                  ----

Net loss           As reported                 $(2,085)              $(1,532)
                   Pro forma                   $(2,308)              $(1,649)

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

Net loss per share (basic)                  As reported       $(0.06)   $(0.04)
                                            Pro forma         $(0.06)   $(0.04)

Net loss per share (diluted)                As reported       $(0.06)   $(0.04)
                                            Pro forma         $(0.06)   $(0.04)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes multiple option-pricing model with the following assumptions used for grants in 2001 and 2002, respectively; expected volatility of 152% and 139%; weighted-average risk-free interest rates of 5.37% and 3.719%


and weighted-average expected lives of 2.23 and 2.56. The weighted-average fair value of options granted in 2001 and 2002 was $0.134 and $0.0461, respectively.

Warrants

The following warrants to purchase shares of the Company's common stock are outstanding and fully vested at March 31, 2002:

         Expiring During
         the Fiscal                                       Number of Common
         Year Ending              Exercise Price         Shares Under Warrants
         -----------              --------------         ---------------------

         3/31/03                           $0.53                  781


During the fiscal year ended March 31, 2002, 315 warrants were exercised.

Employee Stock Purchase Plan

The 1993 Employee Stock Purchase Plan, under which 650 shares of common stock have been reserved for issuance, allows substantially all employees to subscribe to shares of common stock during participation periods set by the Board of Directors at a purchase price which is the lower of 85% of the fair market value at the beginning or the end of each period. There were 0 and 19 shares of common stock issued under the plan in 2001 and 2002, respectively, leaving a balance of 312 shares available for issuance at March 31, 2002.

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

NOTE 11  INCOME TAXES

The provision for income taxes consists of the following:

Years ended March 31,                                         2002          2001
                                                              ----          ----

Current:
Federal                                                      $ --           $ --
State                                                          --             --
Deferred                                                      (22)            15
Foreign                                                        --             --
                                                             ----           ----
         Total provision                                     $(22)          $ 15
                                                             ====           ====

Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting. The net deferred tax assets at March 31 consists of the following:

                                                                          2002
                                                                          ----
Allowances and accruals not currently deductible                       $     53
Net operating losses and other credits                                   13,346
                                                                       --------
         Total deferred tax assets                                       13,399
Less: valuation allowance                                               (13,399)
                                                                       --------
         Net deferred tax asset                                        $      0
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

At March 31, 2002, the Company had available federal and state tax net operating loss carryforwards of approximately $36,800 and $9,400, respectively. The federal and state tax net operating loss carryforwards expire from 2002 to 2021 and 2002 to 2011, respectively. The Company has federal and state research and development credit carryforwards of approximately $727 and $513, respectively, expiring from 2007 through 2018. These credits may be available to offset future taxes.

A reconciliation between the provision for income taxes computed at the statutory rate and the effective rate reflected in the Consolidated Statement of Operations is as follows:

Years ended March 31,                                        2002          2001
                                                             ----          ----
Provision (benefit) at U.S. statutory rate                  $(575)        $(840)
Tax losses not currently benefited                            554           275
Change in valuation allowance                                               580
                                                            -----         -----
         Tax provision                                     $ (21)        $   15
                                                            =====         =====

NOTE 12  SUPPLEMENTAL CASH FLOW INFORMATION

Years ended March 31,                                        2002          2001
                                                             ----          ----
Cash paid during the period for:
Interest                                                   $   --        $   --
Income taxes                                               $   --        $   --

Noncash investing and financing activities:
         Common stock issued in exchange for
            note payable                                   $   13        $   74

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

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

The Company has provided segment information based on geographic regions. All segments derive the majority of their revenues from software licenses and services. Transactions between segments are accounted for on the same basis as those with outside parties, except that they are eliminated when presented on a consolidated basis.

The following table summarizes the United States operations of the Company:

                                          United States       Adjustments
                                                  Quality          and
                                         SVR     I.C. Corp    Eliminations   Consolidated
                                         ---     ---------    ------------   ------------
Year ended March 31, 2001

Sales to unaffiliated customers       $     249  $     933      $     --       $  1,182
Transfer between geographic
 regions                                     --         --            --             --
                                      ---------  ---------      --------        -------
Total sales                           $     249  $     933      $     --       $  1,182
                                      =========  =========      ========       ========

Operating income (loss)               $  (2,100) $      15      $     --       $ (2,085)
                                      =========  =========      ========       ========

Identifiable assets                   $   1,169  $     181      $     --       $  1,350
                                      =========  =========      ========       ========

Year ended March 31, 2002

Sales to unaffiliated customers       $     758  $     306      $     --       $  1,064
Transfer between geographic
 regions                                     --         --            --
                                      ---------  ---------      --------        -------
Total sales                           $     758  $     306      $     --       $  1,064
                                      =========  =========      ========       ========

Operating income (loss)               $  (1,500) $    (32)      $     --       $ (1,532)
                                      =========  =========      ========       ========

Identifiable assets                   $     241  $      35      $     --       $    276
                                      ========   =========      ========       ========

Included in total United States revenue are export sales of $38 and $0 for 2001 and 2002, respectively, principally to the Far East. Total consolidated revenue outside of the United States was $38 and $0 in 2001 and 2002, respectively.

                          SILICON VALLEY RESEARCH, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     (in thousands, except share price data)

A small number of customers account for a significant percentage of the Company's total revenue as follows:

                        Year ended March 31,
                        -------------------

            Customer             2002                2001
            --------             ----                ----

             A                    33%                 24%
             B                    15%                 *%
             C                    *%                  18%
             D                    *%*                 18%
             E                    *%                  14%
             F                    *%                  11%

         * less than 10% of consolidated revenue

NOTE 14  RELATED PARTY TRANSACTIONS

On March 26, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.53 per share (the "$0.53 Warrants"). Under the Offer, such investors were able to exercise the $0.53 Warrants at a reduced price of either $0.13 per share or $0.115 per share. Investors who exercised at the $0.115 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.13 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, April 6, 2001. During the first quarter of fiscal 2002, 45 Warrants were exercised at $0.115 per share raising $5.

On July 31, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors were able to exercise the $0.37 Warrants at a reduced price of $0.055 per share. The Offer expired on August 6, 2001. During fiscal 2002, 270 Warrants were exercised at $0.055 per share raising $15.

In June 2001, we began a private placement of equity securities. We completed the private placement of 1,471 shares of Common Stock on July 13, 2001, with total proceeds to us of $125. One of the investors was a 5% shareholder, officer or director at the time of the offering and participated in the offering, as follows:

                  David G. Arscott, a director and 5% shareholder of SVR, purchased 176 shares through Compass Chicago Partners, LP at $.085 per share for a total purchase price of $15. Mr. Arscott also purchased 176 shares through Compass Technology Partners, LP at $.085 per share for a total purchase price of $15. Mr. Arscott also purchased 59 shares through Compass Management Partners, LP at $.085 per share for a total purchase price of $5. Mr. Arscott is a General Partner of Compass Technology Partners, LP and Compass Chicago Partners LP.

In October 2001, we began a private placement of equity securities. We completed the private placement of 878 shares of Common Stock on October 19, 2001, with total proceeds to us of $49.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On June 10, 2002, Moss Adams LLP resigned as the independent accountants of Silicon Valley Research, Inc. as described in a Form 8-K which was filed with the Securities and Exchange Commission on June 14, 2002.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
Section 16(a) of the Exchange Act

The following sets forth certain information regarding the executive officers and directors of the Registrant:

Executive officers serve at the discretion of the Board of Directors of the Registrant.

James O. Benouis (age 34) became President and Chief Operating Officer of the Company in March 1998 and was appointed Chief Executive Officer in August 1998. Mr. Benouis came to us from Quality I.C. Corporation ("QIC"), an integrated circuit design services company based in Austin, Texas, which was acquired by us in March 1998, where he was President from 1995 to 1998. While at QIC, his roles included project leadership for all IC design projects, software enhancements and daily business operation management. He holds a degree in Electrical Engineering from the University of Texas.

David G. Arscott (age 57) is General Partner and Co-Founder of Compass Technology Partners which invests in public and private technology companies. He began his career with Citicorp Venture Capital Limited and in 1973 opened its West Coast office. In 1978, Mr. Arscott co-founded Arscott Norton & Associates which formed three venture capital funds. He is a director and past Chairman of Lam Research Corporation and a director of Cyberstate University. He has formerly served as President and Director of the Western Association of Venture Capitalists. Mr. Arscott earned his B.A. degree from the College of Wooster
(1966) and his MBA from the University of Michigan.

Kemal Ian Benouis (age 37) joined us as Director of Sales and Marketing and General Counsel in February 2001 and became a member of our Board of Directors in March 2001. On June 1, 2002, Mr. Benouis became Vice President of Sales and Marketing. Mr. Benouis has over six years of sales experience holding positions including National Sales Manager for eLaw.com and Corporate Market Sales Representative and Information Technology Consultant for West Group, the largest legal publisher in the United States. Prior to that, Mr. Benouis was a District Hospital Representative for Pfizer, Inc. As an Officer in the US Army, he held positions such as Company Executive Officer, Battalion Intelligence Officer and UH-60 Blackhawk Helicopter Pilot and participated in Operation Just Cause. Mr. Benouis holds a Bachelor of Science in Engineering Management from the US Military Academy, West Point. He also received a Juris Doctorate from the University of Houston Law Center ("UHLC") in May 1997. While at UHLC, Mr. Benouis won the 1997 State Bar of Texas Computer Section Annual Writing Competition and was a member of the Intellectual Property Law Review.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representation that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with during the fiscal year ended March 31, 2002.

Item 10.  Executive Compensation

The following table sets forth information concerning the compensation paid to the persons who served as our Chief Executive Officer during fiscal 2002 and our three most highly compensated executive officers who were serving as executive officers at the end of fiscal 2002 whose salary and bonus for fiscal 2002 was at least $100,000 for all services in all capacities to us during fiscal 2002, 2001 and 2000.

                           Summary Compensation Table

                                                          Annual                               Long-Term
                                                        Compensation                          Compensation
                                                        ------------                          ------------
                                                                     Other Annual                     All Other
Name and                            Fiscal     Salary       Bonus    Compensation       Options      Compensation
Principal Position                   Year       ($)          ($)       ($)   (1)          (#) ($)        (2)
------------------                  ------     ------      -------    ----------        -------      -----------
James O. Benouis                      2002      73,953         0           --           1,000,000        11,300
     President and                    2001     175,000         0           --                   0         7,800
     Chief Executive Officer          2000     182,292         0           --           1,500,000         8,125

---------------

(1)  Such Other Annual  Compensation did not exceed the lesser of (i) $50,000 or
     (ii) 10% of such executive officer's salary and bonus combined.

(2) All Other Compensation paid to the executive officer is comprised of auto allowances of $4,225 and compensation for the exercise of nonqualified stock options of $7,075.

                          Option Grants in Fiscal 2002

                                        Percent of
                        Options        Total Options
                        Granted          Granted to    Exercise
                        (shares)        Employees in     Price       Expiration
                          (#)            Fiscal 2002   ($/Sh)(1)        Date
                       ---------         -----------   ---------     -----------

James O. Benouis     1,000,000 (2)          49%          0.054        11/18/11

(1) All options have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

(2) Incentive Stock Option granted under the Company's 1988 Stock Option Plan. Options become exercisable as the underlying shares vest. 20,830 shares vest monthly for 48 months commencing one month from date of grant, 11/19/01. See also the Change-in-Control Arrangements as described below.

                        Fiscal Year End Option Values (1)

                        Number of Securities        Value of Unexercised In-the-
                      Underlying Unexercised              Money Options at
                   Options at Fiscal Year End(#)      Fiscal Year End ($)(2)
                   -----------------------------      ----------------------
Name                Exercisable   Unexercisable    Exercisable    Unexercisable
---                 -----------   -------------    -----------    -------------

James O. Benouis     306,618      1,580,420           307           1,580

---------------

(1) During fiscal 2002, options were exercised to purchase 962,962 shares of our Common Stock at $.054 per share by the person named in the Summary Compensation Table.

(2) Based on the difference between the exercise price and the fair market value of the options on March 30, 2002. The fair market value is the closing price of a share of our common stock, which was $0.055.

Directors received no fee for serving as directors in fiscal 2002. Each of our non-employee directors received options under the Company's 1990 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, non-employee directors are granted an annual option to purchase 9,000 shares of our Common Stock. They are also granted an option to purchase 45,000 shares of our Common Stock upon appointment to the Board of Directors. The options typically vest over four years, with 25% vesting one year from date of grant and the remaining vesting monthly at a rate of 1/48 thereafter.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of June 28, 2002, with respect to the beneficial ownership of our Common Stock by (i) all persons known by us to be the beneficial owners of more than 5% of the outstanding Common Stock of SVR, (ii) each director of SVR, (iii) the persons named in the Summary Compensation Table below and (iv) all executive officers and directors of SVR as a group.

Name and Address of Beneficial                         Amount and Nature of              Percent
   Owner or Identity of Group                         Beneficial Ownership(1)          of Class(2)
--------------------------------                      -----------------------          -----------
J.F. Shea Co., Inc. (3),..............................        7,380,115                    16.5
       655 Brea Canyon Road
       Walnut, CA  91789

James O. Benouis (4),.................................        2,966,918                     6.6
       3001 Bee Caves Road, Suite 220
       Austin, TX  78746

David G. Arscott (5),.................................        3,014,716                     6.7
       1550 El Camino Real, Suite 275
       Menlo Park, CA  94025


Kemal Ian Benouis (6),................................           56,248                     0.1
       3001 Bee Caves Road, Suite 220
       Austin, TX  78746

All executive officers and directors as a group (7)
(3 persons) ..........................................        6,037,882                    13.3

----------
  *  Less than 1%

(1) Unless otherwise indicated below, each person or entity named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

(2) Percentage of ownership is based on 44,683,257 shares of Common Stock outstanding on June 28, 2002.

(3)  Includes 7,380,115 shares held directly by J.F. Shea Co., Inc. ("JFSCI").

(4) Includes 596,201 shares subject to options exercisable within 60 days of June 28, 2002.

(5) Includes 1,055,313 shares held by Compass Chicago Partners, L.P., 160,480 shares held by Compass Management Partners, L.P. and 1,730,949 shares held by Compass Technology Partners, L.P. Mr. Arscott is a General Partner of Compass Chicago Partners, L.P., Compass Management Partners, L.P. and Compass Technology Partners, L.P. Mr. Arscott disclaims beneficial ownership of the portion of the shares and warrants that exceeds his proportionate interest in the limited partnerships. Also includes 24,098 shares and 43,875 shares subject to options exercisable within 60 days of June 29, 2002 held directly by Mr. Arscott.

(6) Includes 56,248 shares subject to options exercisable within 60 days of June 28, 2002.

(7) Includes 696,324 shares subject to options exercisable within 60 days of June 28, 2002.

Item 12.  Certain Relationships and Related Transactions

On March 26, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.53 per share (the "$0.53 Warrants"). Under the Offer, such investors were able to exercise the $0.53 Warrants at a reduced price of either $0.13 per share or $0.115 per share. Investors who exercised at the $0.115 price were prohibited from selling the shares acquired from the exercise for 60 days commencing from the exercise date. Investors who exercised at the $0.13 price had no restrictions on the sale of the underlying shares. The Offer expired on Friday, April 6, 2001. During the first quarter of fiscal 2002, 45,000 Warrants were exercised at $0.115 per share raising $5,175.

On July 31, 2001, we issued a Warrant Reduction Offer (the "Offer") to investors who held warrants to purchase shares of our Common Stock ("Warrants") at an exercise price of $0.37 per share (the "$0.37 Warrants"). Under the Offer, such investors were able to exercise the $0.37 Warrants at a reduced price of $0.055 per share. The Offer expired on August 6, 2001. During fiscal 2002, 270,000 Warrants were exercised at $0.055 per share raising $14,850.

In June 2001, we began a private placement of equity securities. We completed the private placement of 1,470,590 shares of Common Stock on July 13, 2001, with total proceeds to us of $125,000. One of the investors was a 5% shareholder, officer or director at the time of the offering and participated in the offering, as follows:

                  David G. Arscott, a director and 5% shareholder of SVR, purchased 176,471 shares through Compass Chicago Partners, LP at $.085 per share for a total purchase price of $15,000. Mr. Arscott also purchased 176,471 shares through Compass Technology Partners, LP at $.085 per share for a total purchase price of $15,000. Mr. Arscott also purchased 58,824 shares through Compass Management Partners, LP at $.085 per share for a total purchase price of $5,000. Mr. Arscott is a General Partner of Compass Technology Partners, LP and Compass Chicago Partners LP.

In October 2001, we began a private placement of equity securities. We completed the private placement of 878,006 shares of Common Stock on October 19, 2001, with total proceeds to us of $49,168.

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

10.01 Form of Stock Purchase Agreement among the Company and several investors dated as of June 27, 2001 (incorporated by reference to Exhibit 10.01 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001).

10.02 Form of Stock Purchase Agreement among the Company and an investor dated as of October 1, 2001 (incorporated by reference to Exhibit
            10.02 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001).

21.01       Subsidiary of the Registrant

27.00       Financial Data Schedule


(B) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SILICON VALLEY RESEARCH, INC.
                                  (Registrant)
                                  Officer
Date:     July 15, 2002           By:  /s/ James O. Benouis
         --------------                -----------------------------------------
                                  James O. Benouis, President, Chief Executive
                                  Officer and Chief Accounting Officer


                                POWER OF ATTORNEY

Each of the officers and directors of Silicon Valley Research, Inc. whose signature appears below hereby constitutes and appoints James O. Benouis, their true and lawful attorneys and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to the annual report on Form 10-KSB and to perform any acts necessary in order to file such amendments, and each of the undersigned does hereby ratify and confirm all that said attorneys and agents or their or his substitutes, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME/TITLE                                                         DATE


         /s/ James O. Benouis                                  July 15, 2002
-----------------------------------------------------      --------------------
James O. Benouis, President, Chief Executive
Officer and Director (Principal Executive and
Financial Officer)


         /s/  David G. Arscott                                 July 15, 2002
-----------------------------------------------------      --------------------
David G. Arscott, Director


         /s/ Kemal Ian Benouis                                 July 15, 2002
-----------------------------------------------------      --------------------
Kemal Ian Benouis, Vice President of Sales and
Marketing and Director